Form 10-Q
period 1996-03-31
TENERE GROUP INC
filed 1996-05-14
CIK 922887

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996

                        Commission file number  0-24800


                             THE TENERE GROUP, INC.
             (Exact name of Registrant as specified in its charter)



          Missouri                                           43-1675969
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

  1903 E. Battlefield, Springfield, MO                        65804
 (Address of principal executive offices)                   (Zip code)

                                  417-889-1010
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.


Yes        x           No
       ----------         -----------

As of March 31, 1996 there were 1,999,774 shares of Common Stock, $.01 par value, issued and outstanding.

                               TENERE GROUP, INC.



                                                                      PAGE NO.
                                                                      --------
INDEX

PART I.  FINANCIAL INFORMATION

      ITEM 1.    Financial Statements   (unaudited)

                 Consolidated Balance Sheets -
                 March 31, 1996 and December 31,  1995                  3


                 Consolidated Statements of Operations -
                 Three Months ended March 31, 1996  and 1995            4

                 Consolidated Statements of  Cash Flows -
                 Three months  ended March 31, 1996 and 1995            5

                 Notes to Consolidated Financial Statements             6

      ITEM 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  12-14

PART II.         OTHER INFORMATION

      ITEM 6.    Exhibits and Reports on Form 8-K                       14


SIGNATURES                                                              15

EXHIBIT INDEX                                                         16-17

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            THE TENERE GROUP, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1996 AND DECEMBER 31, 1995

                                   UNAUDITED




                                    ASSETS
                                    ------


                                                                                1996               1995
                                                                                ----               ----
Investments:
    Bonds held to maturity, at amortized cost
         (market - $1,834,151 in 1996; $1,854,359 in 1995)               $ 1,858,265        $ 1,867,111
    Bonds held available  for sale, at market value (amortized cost -
         $21,818,818 in 1996; $19,961,424 in 1995)                        21,740,205         20,536,518
    Common stock                                                                 340                340
                                                                         -----------        -----------
              Total investments                                           23,598,810         22,403,969

Other assets:
    Cash and cash equivalents, including interest-bearing
         deposits of $27,875,893 and $29,614,311 in 1996 and 1995,
         respectively                                                     27,593,076         31,180,925
    Premiums receivable                                                    2,926,700          3,720,202
    Reinsurance recoverable                                                1,609,851          1,162,495
    Prepaid reinsurance premiums                                             832,314          1,175,252
    Accrued investment income                                                448,311            567,306
    Deferred policy acquisition costs                                         94,957            140,450
    Deferred income taxes                                                  2,065,734          1,772,314
    Reinsurance premium recoverable                                          517,845                 -
    Other                                                                    902,412            491,101
                                                                         -----------        -----------
              Total other assets                                          36,991,200         40,210,045
                                                                         -----------        -----------
                 Total assets                                            $60,590,010        $62,614,014
                                                                         ===========        ===========



                                    LIABILITIES AND STOCKHOLDERS'  EQUITY
                                    -------------------------------------


Liabilities:
       Reserve for losses and loss adjustment expenses                   $26,531,559        $26,623,138
       Unearned premium reserve                                            9,173,204         10,447,006
       Reinsurance premium payable                                                 -            137,878
       Policyholder dividends payable                                         44,872            152,042
       Income taxes payable                                                  152,359            214,444
       Other                                                                 408,329            502,228
                                                                         -----------        -----------
                 Total liabilities                                        36,310,323         38,076,736


Stockholders' equity:
       Common stock, $.01 par value; 7,000,000 authorized shares,
            1,999,774 issued and outstanding                                  19,998             19,998
       Gross paid in and contributed capital                              21,940,828         21,940,828
       Retained earnings                                                   2,318,861          2,576,452
                                                                         -----------        -----------
            Total stockholders' equity                                    24,279,687         24,537,278
                                                                         -----------        -----------
                                                                         $60,590,010        $62,614,014
                                                                         ===========        ===========



                See notes to consolidated financial statements

                            THE TENERE GROUP, INC.
                               AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  UNAUDITED




                                                                 1996           1995
                                                                 ----           ----
Revenues:
    Direct premiums written                               $ 1,529,668    $ 1,455,629
    Premiums ceded to reinsurers                              490,032        458,867
                                                          -----------    -----------
        Net premiums written                                1,039,636        996,762
    Decrease in unearned premium reserve                    1,248,639      1,625,174
                                                          -----------    -----------
        Net premiums earned                                 2,288,275      2,621,936

    Net investment income                                     699,752        615,591
    Net realized investment gains                                   -         22,129
    Other income                                                1,110            337
                                                          -----------    -----------
        Total revenues                                      2,989,137      3,259,993

Expenses:
    Sales and marketing expenses                              316,330        260,156
    Other underwriting expenses                               519,415        400,195
    Loss and loss adjustment expenses                       1,900,072      1,977,338
    Dividends to policyholders                                (10,733)       156,020
                                                          -----------    -----------
        Total losses and expenses                           2,725,084      2,793,709
                                                          -----------    -----------

        Income  before income taxes                           264,053        466,284

    Income tax expense                                         90,196        153,320
                                                          -----------    -----------

        Net Income                                        $   173,857    $   312,964
                                                          ===========    ===========

        Net Income Per Share                              $      0.09    $      N.A.
                                                          ===========    ===========


    Stockholders'  equity:
        Beginning of period                               $24,537,278    $19,368,556
        Change in unrealized investment gains (losses)       (431,448)       946,958
        Net income                                            173,857        312,964
                                                          -----------    -----------
        End of period                                     $24,279,687    $20,628,478
                                                          ===========    ===========




See notes to consolidated financial statements

                            THE TENERE GROUP, INC.
                               AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  UNAUDITED





                                                                  1996           1995
                                                                  ----           ----
Net income                                                   $   173,857    $   312,964
Adjustments to reconcile net income  to net cash
  provided by operating activities:
   Net realized investment gains                                       -        (22,129)
   Depreciation and amortization expense                          40,092         38,024
   Amortization of deferred acquisition costs                     45,494         46,299
   Deferred income taxes (benefit)                               (71,161)       264,673
   Net amortization of discount on bonds                          33,619        153,865
   Change in operating assets and liabilities:
    Premiums receivable                                          793,502      1,037,669
    Reinsurance balances                                        (760,141)       215,808
    Accrued investment income                                    118,995        662,233
    Income taxes recoverable                                           -        399,442
    Prepaid expenses and other assets                           (410,304)         4,587
    Reserve for losses and loss adjustment expenses               75,766        202,333
    Unearned premium reserve                                  (1,273,802)    (1,625,174)
    Income taxes payable                                         (62,085)             -
    Policyholder dividends payable                              (107,170)       (98,997)
    Other liabilities                                           (261,242)      (204,289)
                                                             -----------    -----------
         Net cash provided by (used in) operating activities  (1,664,580)     1,387,308
                                                             -----------    -----------

Cash flows from investing activities:
  Maturity of bonds held to maturity or available for sale             -              -
  Sale of bonds held available for sale                        1,700,000      1,068,250
  Purchase of bonds held to maturity or available for sale    (3,582,168)             -
  Purchase of furniture and equipment                            (41,101)       (26,864)
                                                             -----------    -----------
   Net cash provided by (used in) investing activities        (1,923,269)     1,041,386
                                                             -----------    -----------

  Net increase (decrease)  in cash and cash equivalents       (3,587,849)     2,428,694

   Cash and cash equivalents at beginning of period           31,180,925      1,650,059
                                                             -----------    -----------
   Cash and cash equivalents at end of period                $27,593,076    $ 4,078,753
                                                             ===========    ===========





See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements are unaudited and are prepared in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been made. Such adjustments consisted of only normal recurring items. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may occur for the full year. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1995 Annual Report.


(2)      INVESTMENTS

         The amortized cost and estimated market values of investments in bonds as of March 31, 1996 and December 31, 1995 are as follows:





March 31, 1996                                                   Gross              Gross                 Estimated
                                          Amortized            unrealized          unrealized               market
Type of Investment                          cost                 gains              losses                  value
- - - ------------------                          ----                 -----              ------                  -----
Fixed Maturities

Held-to-maturity:
    United States government,
       government agencies
       authorities                          $ 1,858,265                    --            ($24,114)         $ 1,834,151
                                            -----------               -------           ---------          -----------

Available-for-sale:
    United States government,
       government agencies and
       authorities                           19,818,013                91,612            (162,220)          19,747,405

    States, municipalities and
       political subdivisions                 2,000,805                    --              (8,005)           1,992,800
                                            -----------               -------           ---------          -----------
         Total available-for-sale            21,818,818                91,612            (170,225)          21,740,205
                                            -----------               -------           ---------          -----------

         Total fixed maturities             $23,677,083               $91,612           ($194,339)         $23,574,356
                                            ===========               =======           =========          ===========

December 31, 1995                                                          Gross             Gross                 Estimated
                                                   Amortized          unrealized         unrealized               market
Type of Investment                                   cost               gains             losses                  value
- - - ------------------                                   ----               -----             ------                  -----
Fixed Maturities

Held-to-maturity:
        United States government,
           government agencies
           authorities                            $ 1,867,111                --              ($12,752)            $ 1,854,359
                                                  -----------          --------              --------             -----------
Available-for-sale:
        United States government,
           government agencies and
           authorities                             17,960,592           579,886                    --              18,540,478

        States, municipalities
           political subdivisions                   2,000,832                --                (4,792)              1,996,040
                                                  -----------          --------              --------             -----------
                Total available-for-sale           19,961,424           579,886                (4,792)             20,536,518
                                                  -----------          --------              --------             -----------
                Total fixed maturities            $21,828,535          $579,886              ($17,544)            $22,390,877
                                                  ===========          ========              ========             ===========

         The amortized cost and estimated market value of investments in fixed maturities at March 31, 1996 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       Held to  maturity                       Available for sale
                                     -----------------------                   ------------------


                                   Amortized          Estimated           Amortized           Estimated
                                     Cost           Market Value            Cost             Market Value
                                     ----           ------------            ----             ------------


Due in one year or less                   --                  --        $        --           $        --
Due after one year
     through five years            1,749,553           1,728,026          3,503,912             3,507,968
Due after five years
     through ten years               108,712             106,125         18,314,906            18,232,237
                                  ----------          ----------        -----------           -----------
                                  $1,858,265          $1,834,151        $21,818,818           $21,740,205
                                  ==========          ==========        ===========           ===========


         Proceeds from the sale of available-for-sale securities were $1,700,000 and $1,068,250 in 1995 and 1994, respectively. Gross gains of $-0- and $23,048 and gross losses of $-0-and $919 were realized on those sales for the three months ended March 31, 1996 and 1995, respectively.

         Net investment income for the three months ended March 31, 1996 and 1995 is comprised of the following:

                                                                                    March 31,             March 31,
                                                                                      1996                  1995
                                                                                      ----                  ----
         Investment income:
               Interest on certificates of
                 deposit and interest-bearing
                 cash accounts                                                       $427,036             $ 45,529
               Interest on bonds                                                      293,986              600,062
                                                                                     --------             --------
                    Gross investment income                                           721,022              645,591

               Investment expenses                                                     21,270               30,000
                                                                                     --------             --------
                    Net investment income                                            $699,752             $615,591
                                                                                     ========             ========



         The net change in unrealized investment gains (losses) are as follows:



                                                                        March 31,             March 31,
                                                                           1996                  1995
                                                                           ----                  ----

               Gross unrealized investment gains (losses)               ($653,707)             $1,434,784
               Federal income taxes                                      (222,259)                487,826
                                                                        ---------              ----------
                                                                        ($431,448)             $  946,958
                                                                        =========              ==========

(3)     RESERVE FOR LOSSES AND LOSS
        ADJUSTMENT EXPENSES AND REINSURANCE

         A summary of the reserves for losses and loss adjustment expenses follows:




                                                                       March 31,            December 31,
                                                                          1996                  1995
                                                                          ----                  ----
          Undiscounted reserve for losses and loss
            adjustment expenses                                       $28,752,750             $29,555,760
          Less discount                                                (2,221,191)             (2,932,622)
                                                                      -----------             -----------
          Discounted reserve for losses and loss
            adjustment expenses                                       $26,531,559             $26,623,138
                                                                      ===========             ===========


         Premiums, premium related reinsurance amounts and reinsurance recoveries for the three months ended March 31, 1996 and 1995 are summarized as follows:


                                                                          March 31,               March 31,
                                                                           1996                    1995
                                                                            ----                    ----
         Ceded premiums on an earned basis                                   $518,627                $430,759
                                                                         ============            ============

         Ceded loss and loss adjustment expenses                             $447,357                $148,045
                                                                         ============            ============


         Activity in the reserve for loss and loss adjustment expenses during the periods ended March 31, 1996 and December 31, 1995 was:

                                                                          March 31,               December 31,
                                                                           1996                       1995
                                                                           ----                       ----
         Balance at January 1                                              $26,623,138             $26,279,977
         Less reinsurance                                                    1,162,495                (584,913)
                                                                          ------------             ------------
                                                                            25,460,643              25,695,064
                                                                          ------------             ------------

         Incurred related to:
               Current year                                                  2,438,776               8,629,800
               Prior year                                                     (538,704)               (953,312)
                                                                          -------------            ------------
                        Total incurred                                       1,900,072               7,676,488
                                                                           ------------            ------------
         Paid related to:
               Current year                                                    293,983               3,077,457
               Prior year                                                    2,145,025               4,833,452
                                                                           ------------            ------------
                        Total paid                                           2,439,008               7,910,909
                                                                           ------------            ------------

                                                                            24,921,707              25,460,643
         Plus reinsurance                                                    1,609,852               1,162,495
                                                                           ------------            -----------
         Balance at end of period                                          $26,531,559             $26,623,138
                                                                           ===========             ===========



 (4)  FEDERAL INCOME TAXES

         The Company files a consolidated federal income tax return. Income tax expense varies from the amount which would be provided by applying the federal income tax rates to income before income taxes. The following reconciles the expected provision for income tax expense using the federal statutory tax rate of 34% to the provision for income tax expense reported herein for the three months ended March 31, 1996 and March 31, 1995:


                                                                             March 31,              March 31,
                                                                              1996                   1995
                                                                              ----                   ----
         Expected tax expense using statutory
              rates                                                            $89,895                $158,537
         Other, net                                                                301                  (5,217)
                                                                          ------------             ------------
                                                                               $90,196                $153,320
                                                                          ============             ===========

Income taxes consist of the following at March 31, 1996 and 1995:

                                                                    March 31,              March 31,
                                                                       1996                  1995
                                                                       ----                  ----
   Current expense                                                  $161,357               ($111,352)
   Deferred expense (benefit)                                        (71,161)                264,672
                                                                    --------              ----------
                                Income taxes                        $ 90,196               $ 153,320
                                                                    ========              ==========


Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. The sources of these differences and the tax effect of each are as follows:


                                                                       March 31,                  March 31,
                                                                         1996                       1995
                                                                         ----                       ----
   Losses and loss adjustment expenses
     incurred for financial reporting
     purposes but not deductible for
     tax purposes                                                     ($153,962)                  $140,769
   Unearned premiums not deductible for
     tax purposes                                                        84,907                    110,513
   Other, net                                                            (2,106)                    13,390
                                                                      ---------                   --------
                                                                      ($ 71,161)                  $264,672
                                                                      =========                   ========



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1996 and December 31, 1995 are presented below:


                                                                                 March 31,       December 31,
                                                                                    1996             1995
                                                                                    ----             ----
   Deferred tax assets:
     Discounted unpaid loss reserves                                             $1,658,958       $1,504,996
     Discounted unearned premium reserves                                           609,651          694,558
     Investments adjusted to market value                                            26,728               --
     Deferred commissions payable                                                    18,862           26,747
     Net operating loss carryforwards                                               196,114          201,591
                                                                                 ----------       ----------
                               Total gross deferred tax assets                    2,510,313        2,427,892
                                Less valuation allowance                           (400,000)        (400,000)
                                                                                 ----------       ----------
                                Net deferred tax assets                          $2,110,313       $2,027,892

   Deferred tax liabilities:
     Investments adjusted to market value                                                --         (195,531)
     Deferred acquisition costs                                                      32,285          (47,753)
     Other                                                                           12,294          (12,294)
                                                                                 ----------       ----------
                               Total gross deferred liabilities                      44,579         (255,578)
                                                                                 ----------       ----------
                               Net deferred tax asset                            $2,065,734       $1,772,314
                                                                                 ==========       ==========


         The valuation allowance for deferred tax assets at March 31, 1996 was $400,000. Based on the Company's historical earnings, future expectations of adjusted taxable income and its ability to change its investment strategy, as well as reversing gross deferred tax liabilities, management believes it is more likely than not that the Company will fully realize the gross deferred tax assets less the valuation allowance. However, there can be no assurances that the Company will generate the necessary adjusted taxable income in any future period.

(5) RECONCILIATION TO STATUTORY ACCOUNTING

         The Company's two wholly-owned insurance subsidiaries, Intermed Insurance Co. and Interlex Insurance Co., are required to file statutory financial statements with state regulatory authorities. Accounting principles used to prepare the statutory financial statements differ from financial statements prepared on the basis of generally accepted accounting principles.

         Reconciliations of statutory net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements for the three months ended March 31, 1996 and 1995 are as follows:


                                                                                  March 31,      March 31,
                                                                                    1996           1995
                                                                                    ----           ----
         Net income of insurance companies                                       $ 170,190      $  342,576
         Increase (decrease):
              Deferred policy acquisition costs                                    (45,494)        (46,300)
              Deferred income taxes                                                 71,161         264,672
              Other adjustments, net                                               (22,000)       (247,984)
                                                                                 ---------      ----------
         Net income (loss) as reported herein                                    $ 173,857      $  312,964
                                                                                 =========      ==========

         Reconciliations of statutory capital and surplus, as determined using statutory accounting principles, to stockholders' equity included in the accompanying consolidated financial statements at March 31, 1996 and December 31, 1995 are as follows:

                                                                                    March 31,        December 31,
                                                                                       1996              1995
                                                                                       ----              ----
         Statutory capital and surplus of insurance companies                       $25,753,525       $25,558,424
         Stockholder's equity of noninsurance subsidiaries                                  500               500
                                                                                    -----------       -----------
         Combined capital and surplus                                                25,754,025        25,558,924


         Increase (decrease):
              Deferred policy acquistion costs                                           94,957           140,450
              Deferred income taxes                                                   2,065,734         1,772,314
              Unrealized gain (loss) on securities available for sale                   (51,884)          575,094
              Excess statutory over statement reserves                                1,760,000         1,760,000
              Non-admitted assets and other adjustments, net                            538,366           561,006
              Consolidating eliminations and adjustments                             (5,881,511)       (5,830,510)
                                                                                    -----------       -----------
         Stockholders' equity as reported herein                                    $24,279,687       $24,537,278
                                                                                    ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses the Company's financial condition at March 31, 1996 as compared with December 31, 1995 and results of operations for the three months ended March 31, 1996 and 1995.

RESULTS OF OPERATIONS

Premiums written during the three-month period ended March 31, 1996 totaled $1.5 million, an increase of $74,000 or 5% over the comparable period of 1995. Intermed Insurance Company, the Company's principal operating subsidiary, implemented a claims-free discount program September 1, 1995 that replaced the policyholder dividend program in place prior to that date. These discounts are shown on the consolidated statements of operations as a reduction of premiums written. Dividends, however, are shown as an expense. The difference in presentation distorts comparability of premiums written on the consolidated statements of operations. When premiums written are compared after reducing the 1995 premiums by dividends, premiums written in the 1996 period increased by $230,000. This increase was due to an increase in the number of policyholders. Premiums ceded to reinsurers during the current quarter totaled $490,000, an increase of $31,000 or 7% over the prior year. The increase in ceded premiums in the 1996 period was primarily attributable to a new reinsurance treaty between Intermed Insurance Co. and American Re-Insurance Company effective January 1, 1996. The new treaty covers losses incurred in 1996 on claims-paid policies and also limits the Company's overall losses for a four year period commencing January 1, 1996. The cover note for this treaty is attached as Exhibit 10-13.

Net premiums written during the first quarter of 1996 totaled $1.0 million, an increase of $43,000 or 4% over the prior year period. There was a release of $1.2 million from the unearned premium reserve (UPR) in the current period compared with a release of $1.6 million in the prior year period. The decline in the release of unearned premium was primarily due to increased premium writings offset by a release in the 1996 period of the death, disability and retirement reserve (DDR) associated with claims-paid policies which converted to claims-made policies during the quarter. DDR reserves are included in the overall UPR reserve in accordance with industry practice. Due to the significant decline in premiums released from the UPR in 1996 compared with 1995, net premiums earned in the 1996 period were $334,000 or 13% below the prior year period.

Investment income was approximately $700,000 during the first quarter of 1996, an increase of $84,000 or approximately 14% over the prior year period.
Factors contributing to the improvement were (a) the investment of a significant portion of the portfolio in short-term investments with a yield in excess of the yield on the long-term portfolio and (b) the investment of excess cash overnight under a repurchase agreement for a full quarter in 1996 compared to a partial quarter in 1995.

Expenses totaled $2.7 million during the first quarter of 1996 compared with $2.8 million in the comparable period of 1995. The reduction was entirely due to a $167,000 reduction in dividends to policyholders. The dividend program was eliminated effective September 1, 1995 and replaced with the claims-free discount. The recovery of $10,700 during the current period was due to cancellation of policies upon which dividends had been accrued but not yet paid.

Losses and loss adjustment expenses totaled $1.9 million in the first quarter of 1996, producing a loss ratio of 83%. Losses and loss adjustment expenses of approximately $2.0 million in the prior year period produced a loss ratio of only 75% because premiums earned in 1995 were 15% higher than in 1996. Increased frequency and severity during the current quarter caused the higher loss ratio, and this trend has continued into the second quarter of 1996.

Income before taxes was $264,000 in the 1996 period compared with $466,000 in 1995. Net income in the current period was $174,000 compared with $313,000 in 1995.

FINANCIAL CONDITION

Assets declined from $62.6 million at December 31, 1995 to $60.6 million at March 31, 1996. The decline of $2.0 million was primarily attributable to a $431,000 decline in the market value of bonds held available for sale and carried at market on the balance sheet, an increase in losses and loss adjustment expense payments of approximately $798,000 in the 1996 period compared with 1995, and an increase in ceded premium payments of $595,000.

Cash and cash equivalents declined from $31.2 million at December 31, 1995 to $27.6 million at March 31, 1996 due to the purchase of $3.6 million of bonds during the first quarter. Bond prices declined briefly during the first quarter and the bonds were purchased with an approximate yield of 7%.

The $794,000 decline in premiums receivable during the first quarter was due to cyclical fluctuations. Premiums receivable at March 31, 1996 are comparable to premiums receivable at March 31, 1995.

The decline in deferred policy acquisition costs is due to the purchase of an agency which produced approximately 40% of total premiums written. Commissions are no longer paid on this business and no longer deferred to, thus the amount of commissions subject to deferral has decreased significantly.

The increase in deferred income taxes is primarily due to the decline in the market value of bonds held available for sale and carried at market.

Reinsurance premiums recoverable of approximately $518,000 increased $656,000 from the December 31, 1995 reinsurance premium payable of approximately $138,000 due to provisional premium payments and favorable development on losses ceded under the experience-rated treaty with Lloyd's.

The $411,000 increase in Other Assets is due to the purchase of Trout Insurance Services, Inc. The acquisition cost will be amortized over three years.

Retained earnings declined $257,000 during the first quarter due to the $431,000 decline in the market value of bonds carried at market.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations was a negative $1.7 million in the first quarter of 1996 compared with a positive cash flow of $1.4 million in the prior year period. This reversal was due to the $798,000 increase in paid losses and loss adjustment expenses and to the $300,000 increase in ceded premiums attributable to the new reinsurance treaty with American Re. Anticipated investment income of $2.8 million in 1996 and the cash position of $28 million will provide sufficient liquidity to preclude the necessity for selling bonds in order to meet cash demands.


PART II.   OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits:  See Exhibit Index

                    (b)  Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 THE TENERE GROUP, INC.
                                                    (Registrant)



May 14, 1996                                     /s/    J D Williams
- - - ------------                                     -------------------
    Date                                         Joseph D. Williams, CPA
                                                 Vice President - Finance,
                                                 Chief Financial Officer and
                                                 Chief Accounting Officer

                                 EXHIBIT INDEX

 EXHIBIT                                  DESCRIPTION                                 PAGE NO.
 --------                                 -----------                                 --------
 NO.
 ---
  3.1       Articles of  Incorporation of  the Registrant,  filed as Exhibit  3.1 to the  Registrant's  Registration Statement  on  Forms S-1  (Reg.  No. 33-
            78702) is incorporated herein by this reference.                                N/A

  3.2       Bylaws of  the  Registrant, filed  as Exhibit  3.2 to  the  Registrant's
            Registration Statement on  Form S-1 (Reg. No. 33-78702)  is incorporated
            herein by this reference.                                                       N/A

  4.1       Form  of  common  stock  certificate,  filed  as  Exhibit  4.1   to  the
            Registrant's Registration Statement  on Form S-1 (Reg. No.  33-78702) is
            incorporated herein by this reference.                                          N/A


 10.1       Management   Contract, dated  July 8,  1994, by  and between RCA  Mutual
            Insurance  Company, Interlex Insurance Co. and Insurance Services, Inc.,
            filed as Exhibit 10.1  to the Registrant's Annual Report on Form 10K for
            the year ended December 31, 1995, is incorporated herein by reference.

 10.2       Lease  Agreement, dated  December  7, 1994,  by  and between  Georgetown
            Square II, Ltd. and Insurance  Services, Inc., filed as Exhibit 10.2  to the Registrant's  Quarterly  Report on  Form 10-Q  for the  nine  months
            ended September 30, 1995, is incorporated herein by  reference.                 N/A

 10.3       Medical Practitioners'  Liability  Primary  Excess of  Loss  Reinsurance
            Contract, dated  October 1,  1993, by  and between RCA  Mutual Insurance
            Company  and Certain Reinsurers  of Lloyd's of London,  filed as Exhibit
            10.3  to the Registrant's  Quarterly Report  on Form  10-Q for  the nine
            months ended September 30, 1995, is incorporated herein by reference.           N/A

 10.4       Addendum No. 1  to Medical  Practitioners' Liability  Primary Excess  of
            Loss  Reinsurance Contract, dated  February 1, 1995, by  and between RCA
            Mutual Insurance Company  and Certain Reinsurers  of Lloyd's of  London,
            filed  as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q
            for the nine  months ended September 30, 1995, is incorporated herein by
            reference.                                                                      N/A

 10.5       Addendum No.  2 to  Medical Practitioners'  Liability Primary Excess  of
            Loss Reinsurance Contract, effective April 27, 1995, by and  between RCA
            Mutual Insurance  Company and Certain  Reinsurers of Lloyd's  of London,
            filed as Exhibit 10.5  to the Registrant's Quarterly Report on Form 10-Q
            for the nine months ended September 30,  1995, is incorporated herein by
            reference.                                                                      N/A

 10.6       Reinsurance Cover  Note: 95/1146/RM to Medical  Practitioners' Liability
            Primary Excess of Loss Reinsurance Contract, dated October 16,  1995, by and  between RCA  Mutual  Insurance Company  and  Certain Reinsurers  of
            Lloyd's  of London, filed as  Exhibit 10.6 to the Registrant's Quarterly
            Report on  Form 10-Q for  the nine months  ended September 30,  1995, is
            incorporated herein by reference.                                               N/A

EXHIBIT                                        DESCRIPTION                             PAGE NO.
NO.                                            -----------                             --------
- - - ---

 10.7       Reinsurance Cover  Note:  95/1212/RM(A)  to  Catastrophe  "Awards  Made"
            Excess of  Loss Reinsurance  Contract, dated  October 16,  1995, by  and between RCA Mutual  Insurance Company and Certain  Reinsurers of Lloyd's
            of  London, filed as Exhibit  10.7 to the Registrant's Quarterly  Report on  Form  10-Q  for  the  nine  months  ended  September  30,  1995,  is
            incorporated herein by reference.                                               N/A

 10.8       Catastrophe  "Awards   Made"  Excess  of   Loss  Reinsurance   Contract,
            commencing  February 1,  1995,  by  and  between  RCA  Mutual  Insurance
            Company and Certain Reinsurers of Lloyd's  of London including Amendment
            No.  1,  effective  April  27,  1995,  filed  as  Exhibit  10.8  to  the
            Registrant's Quarterly Report  on Form 10-Q  for the  nine months  ended
            September 30, 1995, is incorporated herein by reference.                        N/A

 10.9       Reinsurance Cover  Note: 95/1249/IP to  Lawyers' Professional  Liability
            Primary Excess  of Loss Reinsurance  Treaty, dated October  16, 1995, by and  between  Interlex  Insurance  Company  and  Certain  Reinsurers  of
            Lloyd's of London, filed as  Exhibit 10.9 to the  Registrant's Quarterly
            Report on  Form 10-Q for  the nine months  ended September 30,  1995, is
            incorporated herein by reference.                                               N/A

 10.10      Lawyers' Professional  Liability  Primary  Excess  of  Loss  Reinsurance
            Contract, commencing  July 1,  1995, by  and between Interlex  Insurance
            Company and  Certain Reinsurers of  Lloyd's of London,  filed as Exhibit
            10.10 to  the Registrant's Quarterly  Report on  Form 10-Q for  the nine
            months ended September 30, 1995, is incorporated herein by reference.           N/A

 10.11      Reinsurance Cover  Note: 95/1250/IP  to Prior  Agreement Excess of  Loss
            Reinsurance  Contract, dated October  16, 1995, by  and between Interlex
            Insurance Company and  Certain Reinsurers of Lloyd's of London, filed as
            Exhibit 10.11  to the Registrant's Quarterly Report on Form 10-Q for the
            nine  months  ended  September  30,  1995,  is  incorporated  herein  by
            reference.                                                                      N/A

 10.12      Prior Agreement  Excess of Loss Reinsurance Contract, commencing July 1,
            1995,  by and between Interlex Insurance  Company and Certain Reinsurers of  Lloyd's  of London,  filed  as  Exhibit  10.12  to the  Registrant's
            Quarterly Report on Form  10-Q for the nine  months ended September  30,
            1995, is incorporated herein by reference.                                      N/A

 10.13      Draft  Reinsurance Slip  by and between  Intermed Insurance  Company and
            American Re-Insurance Company.                                                  N/A

 27         Financial Data Schedules                                                        N/A

                           INTERMED INSURANCE COMPANY

                                REINSURANCE SLIP



COMPANY:                  Intermed Insurance Company
                          Springfield, Missouri


REINSURER:                American Re-Insurance Company
                          Princeton, New Jersey

SHARE:                    100%

COVERAGE A:

TERM:                     Effective January 1, 1996 through December
                          31, 1996

BUSINESS
COVERED: Incurred Losses and Allocated Loss Adjustment Expenses (ALAE) as a result of the non-renewal of claims-paid policies, net after all other reinsurance.

COVERAGE:                 Subject Business Incurred Losses and ALAE
                          allocated to the 1996 Accident Year.

LIMITS: The Reinsurer shall indemnify the company up to $4,800,000 in excess of $4,176,000 for the
                          Covered Business.

PREMIUM:                  $450,000


COVERAGE B:

TERM:                     Effective January 1, 1996 through December
                          31, 1999.

SUBJECT
BUSINESS:                 Incurred Losses and Allocated Loss Adjustment
                          Expenses (ALAE) attributable to Covered
                          Accident Year's during the term of this
                          Agreement net after all other reinsurances whether collectible or not for all Medical
                          Malpractice business written by the Company.

COVERED
ACCIDENT
YEARS:                    Covered
                          Accident
                            Year:                   Period:

                            1996     January 1, 1996 through December 31, 1996
                            1997     January 1, 1997 through December 31, 1997
                            1998     January 1, 1998 through December 31, 1998
                            1999     January 1, 1999 through December 31, 1999

LIMITS: The Reinsurer shall indemnify the Company up to $2,000,000 for any individual Covered Accident Year, and $6,000,000 in the aggregate for all Covered Accident Years hereunder.

RETENTIONS:                       The Company shall retain all losses and ALAE
                                  up to a Loss and ALAE Ratio of 75% for
                                  Accident Year 1996.  The Retention will be
                                  2-5%, as mutually agreed, above the
                                  calculated loss ratio for the immediately preceding 3 covered accident years, as described below. If the attachment point cannot be mutually agreed to, the attachment point shall be 5% above the calculated loss ratios, as described below.

                                  The calculated loss ratio shall be weighted as follows: 60% of the actual loss ratio for the immediately preceding covered accident year, 30% of the actual loss ratio for the second preceding covered accident year; 10% of the actual loss ratio for the third preceding covered accident year.

                                  The retention shall be determined by dividing the Subject Net Losses, including a provision for Incurred But Not Reported Losses (IBNR), as defined herein, by Subject Net Earned Premium as defined herein.

                                  Subject Net Earned Premium shall be defined as Gross Earned Premium less premium paid in respect of all inuring reinsurances, including premium ceded under this agreement. However, the DD&R Premium shall not be included in the calculation of Subject Net Earned Premium.

                                  Subject Net Losses Incurred shall be defined as Gross Losses Incurred including ALAE less recoveries under all inuring reinsurances, whether collectible or not, but prior to any recoveries hereunder.

                                  It is hereby agreed that the reinsurances shown in Exhibit A shall be deemed to be in place, whether purchased by the Company or not, whether fully subscribed or not in determining Subject Net Losses Incurred to this agreement.

ACCIDENT YEAR
PREMIUM:                          $1,200,000 for each Covered Accident Year


ALL COVERAGES:
- - - --------------

REINSURER'S
EXPENSE:                          15% of Accident Year Premium

EXPERIENCE
BALANCE: Quarterly, within 30 days of the end of each quarter, an Experience Balance shall be calculated as follows:

                                  Accident Year Premium Paid, less Reinsurer's
                                  Expense, less Paid Losses, plus Interest
                                  Credits, on any positive balance

                                  Interest Credits shall be calculated and credited each quarter using the quarterly equivalent to the average 1-year U.S. T-bill rate.

REPORTS AND
REMITTANCES:                      Within 30 days following the end of each
                                  quarter, the Company shall render a report detailing Covered Losses and ALAE paid and outstanding including a provision for IBNR contemplating ultimate valuation of losses and ALAE for both coverage sections. The report shall also contain the Net Earned
                                  Premiums for the coverage periods. Within 30 days of receipt of the report the Reinsurer shall remit to the Company the amount of settled losses in excess of the retention up to the Accident Year and Aggregate Limits applicable under both coverage sections of this Agreement.

COMMUTATION:                      Beginning, but not before December 31, 1996,
                                  and at any time thereafter, and with 30 days prior written notice, the Company shall have the option to commute this Agreement.

                                  Failure to pay premiums; or a change in
                                  ownership or control or management of the company will result in immediate commutation.

                                  Upon Commutation, 100% of the Experience Fund account will be returned. Within thirty days subsequent to the date of Commutation, the Reinsurer shall remit the Positive Experience Balance as compensation for a complete release of all liability associated with the Covered Accident Years being commuted under this agreement.

GENERAL
CONDITIONS:                       Contract must be considered Reinsurance by
                                    the State of Missouri Access to Records
                                  Actuarial review of Ultimate Net Losses
                                  Claims
                                  Currency
                                  Errors and Omissions
                                  Insolvency
                                  Offset and Security
                                  Reserves
                                  Salvage and Subrogation
                                  Aggregate Ultimate Net Loss
                                  Insolvency Funds Exclusion Clause
                                  Pools, Associations & Syndicates Exclusion
                                  Clause
                                  Nuclear Incident Exclusion Clause
                                    -Physical Damage-Reinsurance-No. 2
                                  Pollution, Contamination, Debris Removal
                                    -Exclusion Clause-No. 1
                                  Others to be agreed

WORDING:                          To be agreed.

FOR AND ON BEHALF OF INTERMED INSURANCE COMPANY:

NAME:  Raymond A. Christy, MD                   TITLE:  President


SIGNATURE  /s/Raymond A. Christy                DATE:  2-21-96

FOR AND ON BEHALF OF AMERICAN RE-INSURANCE COMPANY:

NAME:  John Bunt                                TITLE:  Vice-President


SIGNATURE:  /s/ John S. Bunt                    DATE:  2/7/96

                                   EXHIBIT A


TYPE:                             CATASTROPHE "AWARDS MADE" EXCESS OF LOSS
                                  REINSURANCE CONTRACT.

CLASS: Covering Medical Practitioners' Liability policies (including Dentists' Liability) and all other ancillary coverages as original: but only to indemnify the Reassured in respect of liability incurred as a result of that portion of their Ultimate Net Loss relating to awards in excess of their original policy limit and/or relating to claims related extra-contractual obligations on such business.

TERRITORIAL
SCOPE:                            As per the Reassured's original policies:

LIMIT:                            Section (A)

                                  In respect of original losses with claims made dates on or after 1st October, 1993.

                                  To pay up to US $5,000,000 Ultimate Net Loss each and every loss occurrence,

                                  EXCESS OF

                                  US $250,000 Ultimate Net Loss each and every loss occurrence.

                                  Reinsurers heron shall have the benefit of all recoveries under all Excess of Loss Contracts effected by the Reassured in respect of all original losses coming within the scope of the Section, as such Contracts apply to the limit of the original policy against which the Award is made: but only to the extent of the limits of the Reassured's applicable reinsurance programmes, whether commuted exhausted or otherwise, which for the purposes of this Section are deemed to be in full force.

                                  Section (B)

                                  In respect of original losses with claims made dates prior to 1st October, 1993:

                                  To pay up to US $5,000,000 Ultimate Net Loss each and every loss occurrence,

                                  EXCESS OF

                                  US $1,000,000 Ultimate Net Loss each and every loss occurrence.

                                  Reassured shall have the benefit of all
                                  recoveries under reinsurances in respect of all original losses coming within the scope of this Section, provided always that the Reassured retain net and unreinsured in any way an amount of US $5,000,000 each and every loss occurrence.

                                  However, the maximum limit recoverable
                                  hereunder in respect of Sections (A) and (B) combined shall not exceed US $5,000,000 each and every loss occurrence.

CO-REINSURANCE
WARRANTY:                         Warranted that the Reassured retain 10% of
                                  the premium and of any loss recoverable
                                  hereunder, net and unreinsured in any way.

TYPE:                             PRIMARY EXCESS OF LOSS REINSURANCE TREATY.

CLASS: Covering Medical Practitioners' Liability policies (including Dentists' Liability) and all other ancillary coverages as original.

TERRITORIAL
SCOPE:                            As per the Reassured's original policies.

LIMITS:                           To pay:

                                  (A)   Up to US $1,600,000 Ultimate Net Loss
                                  each and every loss, each policy and/or
                                  insured, excess of US $400,000 Ultimate Net
                                  Loss each and every loss, each policy and/or insured.

                                  and, in addition, where two or more policies and/or insureds are involved in the same loss occurrence:

                                  (B)   Up to US $1,600,000 Ultimate Net Loss
                                  each and every loss occurrence, excess of US
                                  $500,000 Ultimate Net Loss each and every loss occurrence.

                                  Recoveries under Section (A) to inure to the benefit of Section (B).

                                  In the event that two or more policies or insureds are involved in the same loss occurrence and there is a difference in the dates claims are made, the date on which the first claims is made shall establish the date of loss for all related claims arising out of the same loss occurrence.

                                  Notwithstanding the foregoing, in any loss occurrence, should any claim made date(s) fall prior to the inception of this Contract, it is hereby understood and agreed that those specific loss(es) shall be disregarded for the purposes of determining recoveries hereunder.

                                  For the purposes of this Contract, the date of loss shall be the date of receipt by the Reassured of acceptable notice from its original insured or a representative of its original insured; that a claim is being or may be made against that original insured.

                                  Maximum recoverable hereon to be 300% of the maximum reinsurance premium payable hereunder for the Contract Period.

WARRANTY:                         Warranted Maximum Original Policy Limit US
                                  $1,000,000 or so deemed, except as respects
                                  Excess of Original Policy Limits and/or
                                  Extra-Contractual Obligation coverage.