Form 10-Q
period 1996-06-30
TENERE GROUP INC
filed 1996-08-14
CIK 922887

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

                        Commission file number  0-24800


                             THE TENERE GROUP, INC.
             (Exact name of Registrant as specified in its charter)



                   Missouri                                   43-1675969
(State or other jurisdiction of incorporation     (IRS Employer Identification
 or organization)                                   No.)


 1903 E. Battlefield, Springfield, MO                           65804
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


Yes  x   No
    ---     ---

As of June 30, 1996 there were 1,999,774 shares of Common Stock, $.01 par value, issued and outstanding.

                             THE TENERE GROUP, INC.



                                                                  PAGE NO.
INDEX

PART I.   FINANCIAL INFORMATION                                      3


  ITEM 1. Financial Statements   (unaudited)                         3

          Consolidated Balance Sheets -                              3
          June 30, 1996 and December 31,  1995

          Consolidated Statements of Operations -                    4
          Three Months ended June 30, 1996  and 1995

          Consolidated Statements of Operations -                    5
          Six Months ended June 30, 1996 and 1995

          Consolidated Statements of  Cash Flows -                   6
          Six months  ended June 30, 1996 and 1995

          Notes to Consolidated Financial Statements                 7

  ITEM 2. Management's Discussion and Analysis of Financial         13
          Condition and Results of Operations

PART II.  OTHER INFORMATION                                         16

  ITEM 6. Exhibits and Reports on Form 8-K                          16


SIGNATURES                                                          17

EXHIBIT INDEX                                                       18

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                             THE TENERE GROUP, INC.
                                and Subsidiaries

                          Consolidated Balance Sheets
                      June 30, 1996 and December 31, 1995




                                     ASSETS

                                                                                  UNAUDITED
                                                                                    1996            1995
                                                                                    ----            ----
Investments:
    Bonds held to maturity, at amortized cost
         (market - $1,823,222 in 1996; $1,854,359 in 1995)                     $  1,849,418    $  1,867,111
    Bonds held available  for sale, at market value (amortized cost -
         $27,924,454 in 1996; $19,961,424 in 1995)                               27,627,216      20,536,518
    Common stock                                                                        340             340
                                                                               ------------    ------------
              Total investments                                                  29,476,974      22,403,969

Other assets:
    Cash and cash equivalents, including interest-bearing
         deposits of $18,647,826 and $29,614,311 in 1996 and 1995,
         respectively                                                            18,528,214      31,180,925
    Premiums receivable                                                           3,232,532       3,720,202
    Reinsurance recoverable                                                       3,166,803       1,162,495
    Prepaid reinsurance premiums                                                    350,000       1,175,252
    Accrued investment income                                                       596,799         567,306
    Deferred policy acquisition costs                                                90,848         140,450
    Deferred income taxes                                                         2,022,989       1,772,314
    Reinsurance premium recoverable                                                 312,872            -
    Other                                                                         1,107,022         491,101
                                                                               ------------    ------------
              Total other assets                                                 29,408,079      40,210,045
                                                                               ------------    ------------
                 Total assets                                                  $ 58,885,053    $ 62,614,014
                                                                               ============    ============


                              LIABILITIES AND STOCKHOLDERS'  EQUITY


Liabilities:
       Reserve for losses and loss adjustment expenses                         $ 26,393,912    $ 26,623,138
       Unearned premium reserve                                                   8,448,762      10,447,006
       Reinsurance premium payable                                                    -             137,878
       Policyholder dividends payable                                                (9,673)        152,042
       Income taxes payable                                                        (266,321)        214,444
       Other                                                                         94,047         502,228
                                                                               ------------    ------------
                 Total liabilities                                               34,660,727      38,076,736


Stockholders' equity:
       Common stock, $.01 par value; 7,000,000 authorized shares,
            1,999,774 issued and outstanding                                         19,998          19,998
       Gross paid in and contributed capital                                     21,940,828      21,940,828
       Retained earnings                                                          2,263,500       2,576,452
                                                                               ------------    ------------
            Total stockholders' equity                                           24,224,326      24,537,278
                                                                               ------------    ------------
                                                                               $ 58,885,053    $ 62,614,014
                                                                               ============    ============


See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                and Subsidiaries


                     Consolidated Statements of Operations
                   Three Months Ended June 30, 1996 and 1995


                                   UNAUDITED






                                                                     1996           1995
                                                                     ----           ----
Revenues:
    Direct premiums written                                      $ 2,672,039     $ 2,551,342
    Premiums ceded to reinsurers                                     995,307         357,272
                                                                 -----------     -----------
          Net premiums written                                     1,676,732       2,194,070
    Decrease in unearned premium reserve                             671,140         363,441
                                                                 -----------     -----------
          Net premiums earned                                      2,347,872       2,557,511

    Net investment income                                            680,105         691,070
    Net realized investment gains                                    -------           6,298
    Other income (expense)                                             2,238            (674)
                                                                 -----------     -----------
           Total revenues                                          3,030,215       3,254,205

Expenses:
    Sales and marketing expenses                                     170,092         160,219
    Other underwriting expenses                                      428,843         419,308
    Loss and loss adjustment expenses                              2,324,584       1,617,925
    Dividends to policyholders                                        (3,347)        275,048
                                                                 -----------     -----------
           Total  expenses                                         2,920,172       2,472,500
                                                                 -----------     -----------

           Income before income taxes                                110,043         781,705

    Income tax expense                                                21,112         261,137
                                                                 -----------     -----------

            Net income                                           $    88,931     $   520,568
                                                                 ===========     ===========

            Net income per share                                 $      0.04     $      0.26
                                                                 ===========     ===========



See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                and Subsidiaries


                     Consolidated Statements of Operations
                    Six  Months Ended June 30, 1996 and 1995

                                   UNAUDITED



                                                        1996              1995
                                                        ----              ----
Revenues:
    Direct premiums written                          $ 4,201,707      $ 4,006,971
    Premiums ceded to reinsurers                       1,485,339          816,139
                                                     -----------      -----------
        Net premiums written                           2,716,368        3,190,832
    Decrease in unearned premium reserve               1,919,779        1,988,615
                                                     -----------      -----------
        Net premiums earned                            4,636,147        5,179,447

    Net investment income                              1,379,857        1,306,661
    Net realized investment gains                          -               28,427
    Other income                                           3,348             (337)
                                                     -----------      -----------
        Total revenues                                 6,019,352        6,514,198

Expenses:
    Sales and marketing expenses                         486,422          420,375
    Other underwriting expenses                          948,258          819,503
    Loss and loss adjustment expenses                  4,224,656        3,595,263
    Dividends to policyholders                           (14,080)         431,068
                                                     -----------      -----------
        Total expenses                                 5,645,256        5,266,209
                                                     -----------      -----------

        Income  before income taxes                      374,096        1,247,989

    Income tax expense                                   111,308          414,457
                                                     -----------      -----------

        Net income                                   $   262,788      $   833,532
                                                     ===========      ===========

        Net income per share                         $      0.13      $      0.42
                                                     ===========      ===========


    Stockholders' equity:
        Beginning of period                         $ 24,537,278     $ 19,368,556
        Change in unrealized investment gains
          (losses)                                      (575,740)       2,105,674
        Net income                                       262,788          833,532
                                                    ------------     ------------
        End of period                               $ 24,224,326     $ 22,307,762
                                                    ============     ============



See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                and Subsidiaries


                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1996 and 1995

                                   UNAUDITED





                                                                    1996           1995
                                                                    ----           ----
Net income                                                     $   262,788     $   833,532
Adjustments to reconcile net income  to net cash
  provided by operating activities:
   Net realized investment gains                                    -              (28,427)
   Depreciation and amortization expense                            93,683          87,782
   Amortization of deferred acquisition costs                       49,602          60,704
   Deferred income taxes (benefit)                                  45,918         238,394
   Net amortization of discount on bonds                            60,673         300,665
   Change in operating assets and liabilities:
    Premiums receivable                                            487,670         819,937
    Reinsurance balances                                        (1,629,806)        100,993
    Accrued investment income                                      (29,493)        528,093
    Income taxes recoverable                                        -              593,216
    Prepaid expenses and other assets                             (624,390)            785
    Reserve for losses and loss adjustment expenses               (241,881)     (1,106,570)
    Unearned premium reserve                                    (1,998,244)     (1,988,615)
    Income taxes payable                                          (480,765)         -
    Policyholder dividends payable                                (161,715)        (72,374)
    Other liabilities                                              (61,473)       (184,733)
                                                               -----------     -----------
         Net cash provided by (used in) operating activities    (4,227,433)        183,382
                                                               -----------     -----------
Cash flows from investing activities:
  Maturity of bonds held to maturity or available for sale       1,700,000          -
  Sale of bonds held available for sale                             -            6,570,859
  Purchase of bonds held to maturity or available for sale      (9,706,011)         -
  Purchase of furniture and equipment                             (419,267)       (208,171)
                                                               -----------     -----------
   Net cash provided by (used in) investing activities          (8,425,278)      6,362,688
                                                               -----------     -----------

  Net increase (decrease)  in cash and cash equivalents        (12,652,711)      6,546,070

   Cash and cash equivalents at beginning of period             31,180,925       1,650,059
                                                              ------------     -----------
   Cash and cash equivalents at end of period                 $ 18,528,214     $ 8,196,129
                                                              ============     ===========

See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)  BASIS OF PRESENTATION

      The accompanying consolidated financial statements are unaudited and are prepared in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been made. Such adjustments consisted of only normal recurring items. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may occur for the full year. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1995 Annual Report.


(2)  INVESTMENTS

      The amortized cost and estimated market values of investments in bonds as of June 30, 1996 and December 31, 1995 are as follows:




June 30, 1996                                                    Gross                Gross            Estimated
                                                Amortized       unrealized          unrealized           market
Type of Investment                                cost            gains               losses             value
- ------------------                              ---------      ------------         ----------          ---------
Fixed Maturities
Held-to-maturity:
  United States government,
    government agencies and
    authorities                               $  1,849,418       -------             ($26,196)       $  1,823,222
                                              ------------      ---------           ---------        ------------
Available-for-sale:
  United States government,
    government agencies and
    authorities                                 24,046,500        113,880            (391,968)         23,768,412
  States, municipalities and
    political subdivisions                       3,877,954          2,238             (21,388)          3,858,804
                                              ------------      ---------           ---------        ------------
      Total available-for-sale                  27,924,454        116,118            (413,356)         27,627,216
                                              ------------      ---------           ---------        ------------
      Total fixed maturities                  $ 29,773,872      $ 116,118           ($439,552)       $ 29,450,438
                                              ============      =========           =========        ============


December 31, 1995                                               Gross              Gross             Estimated
                                             Amortized        unrealized         unrealized           market
Type of Investment                              cost            gains              losses              value
- ------------------                           ---------        ----------         ----------          ---------
Fixed Maturities

Held-to-maturity:
    United States government,
       government agencies
       authorities                         $  1,867,111        -------           ($12,752)         $  1,854,359
                                           ------------     ----------          ---------          ------------
Available-for-sale:
    United States government,
       government agencies and
       authorities                           17,960,592        579,886           --------            18,540,478

    States, municipalities and
       political subdivisions                 2,000,832        -------             (4,792)            1,996,040
                                          -------------     ----------          ---------          ------------
           Total available-for-sale          19,961,424        579,886             (4,792)           20,536,518
                                          -------------     ----------          ---------          ------------
           Total fixed maturities         $  21,828,535     $  579,886           ($17,544)         $ 22,390,877
                                          =============     ==========          =========          ============


      The amortized cost and estimated market value of investments in fixed maturities at June 30, 1996 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                       Held to  maturity                          Available for sale
                                       -----------------                          ------------------


                                 Amortized             Estimated            Amortized          Estimated
                                   Cost              Market Value             Cost            Market Value
                                 ---------           ------------           ----------        ------------
Due in one year or less        $ 1,322,225           $ 1,306,331          $  3,328,576      $    3,332,166

Due after one year
  through five years               418,869               412,500             2,051,954           2,036,133

Due after five years
  through ten years                108,324               104,391            22,543,924          22,258,917
                               -----------           -----------          ------------      --------------
                               $ 1,849,418           $ 1,823,222          $ 27,924,454      $   27,627,216
                               ===========           ===========          ============      ==============

      Proceeds from the sale of available-for-sale securities were $-0- and $6,570,859 in 1996 and 1995, respectively. Gross gains of $-0- and $134,615 and gross losses of $-0-and $106,188 were realized on those sales for the six months ended June 30, 1996 and 1995, respectively.

      Net investment income for the six months ended June 30, 1996 and 1995 is comprised of the following:


                                                                      June 30,             June 30,
                                                                        1996                 1995
                                                                      --------             --------
Investment income:

        Interest on certificates of
          deposit and interest-bearing
          cash accounts                                             $   706,746        $    146,851
        Interest on bonds                                               714,759           1,221,251
                                                                    -----------        ------------
              Gross investment income                                 1,421,505           1,368,102

        Investment expenses                                              41,648              61,441
                                                                    -----------        ------------
              Net investment income                                 $ 1,379,857        $  1,306,661
                                                                    ===========        ============

The net change in unrealized investment gains (losses) are as follows:

                                                                       June 30,            June 30,
                                                                         1996                1995
                                                                       --------            --------
        Gross unrealized investment gains (losses)                    ($872,332)       $   3,190,414
        Federal income taxes                                           (296,592)           1,084,740
                                                                      ---------        -------------
                                                                      ($575,740)       $   2,105,674
                                                                      =========        =============

(3)  RESERVE FOR LOSSES AND LOSS
     ADJUSTMENT EXPENSES AND REINSURANCE

      A summary of the reserves for losses and loss adjustment expenses follows:




                                                                        June 30,         December 31,
                                                                          1996              1995
                                                                        --------         ------------
        Undiscounted reserve for losses and loss
             adjustment expenses                                     $ 28,239,999        $ 29,555,760
        Less discount                                                   1,846,087           2,932,622
                                                                     ------------        ------------
        Discounted reserve for losses and loss
             adjustment expenses                                     $ 26,393,912        $ 26,623,138
                                                                     ============        ============

      Premiums, premium related reinsurance amounts and reinsurance recoveries for the six months ended June 30, 1996 and 1995 are summarized as follows:


                                                        June 30,      June 30,
                                                         1996           1995
                                                       ---------      --------
Ceded premiums on an earned basis                    $ 1,568,978     $ 816,139
                                                     ===========     =========
Ceded loss and loss adjustment expenses              $ 2,267,212     $ 231,023
                                                     ===========     =========

      Activity in the reserve for loss and loss adjustment expenses during the periods ended June 30, 1996 and December 31, 1995 was:


                                                        June 30,      December 31,
                                                         1996             1995
                                                       --------       ------------
Balance at January 1                                 $ 26,623,138     $ 26,279,977
Less reinsurance                                        1,162,495         (584,913)
                                                     ------------     ------------
                                                       25,460,643       25,695,064
                                                     ------------     ------------
Incurred related to:
    Current year                                        3,435,048        8,629,800
    Prior year                                            789,608         (953,312)
                                                     ------------     ------------
          Total incurred                                4,224,656        7,676,488
                                                     ------------     ------------
Paid related to:
    Current year                                          857,052        3,077,457
    Prior year                                          5,451,867        4,833,452
                                                     ------------     ------------
          Total paid                                    6,308,919        7,910,909
                                                     ------------     ------------

                                                       23,376,380       25,460,643
Plus reinsurance                                        3,017,532        1,162,495
                                                     ------------     ------------
Balance at end of period                             $ 26,393,912     $ 26,623,138
                                                     ============     ============

     (4)  FEDERAL INCOME TAXES

      The Company files a consolidated federal income tax return. Income tax expense varies from the amount which would be provided by applying the federal income tax rates to income before income taxes. The following reconciles the expected provision for income tax expense using the federal statutory tax rate of 34% to the provision for income tax expense reported herein for the six months ended June 30, 1996 and June 30, 1995:



                                                       June 30,         June 30,
                                                        1996             1995
                                                       --------        --------
Expected tax expense using statutory
  rates                                               $ 127,193       $ 424,301
Other, net                                              (15,885)         (9,844)
                                                      ---------       ---------
                                                      $ 111,308       $ 414,457
                                                      =========       =========

     Income taxes consist of the following at June 30, 1996 and 1995:


                                                        June 30,     June 30,
                                                          1996         1995
                                                        --------    --------
Current expense                                         $ 65,390    $176,063
Deferred expense                                          45,918     238,394
                                                        --------     -------
      Income taxes                                      $111,308    $414,457
                                                        ========    ========

      Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. The sources of these differences and the tax effect of each are as follows:


                                                     June 30,      June 30,
                                                       1996          1995
                                                     ---------     --------
Losses and loss adjustment expenses
incurred for financial reporting
purposes but not deductible for
tax purposes                                           $(87,073)    $ 73,680
Unearned premiums not deductible for
tax purposes                                            130,545      135,227
Other, net                                                2,446       29,487
                                                        -------      -------
                                                       $ 45,918     $238,394
                                                        =======      =======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 and December 31, 1995 are presented below:



                                                  June 30,      December 31,
                                                    1996            1995
                                                 ----------     ------------
Deferred tax assets:
Discounted unpaid loss reserves                  $1,592,069       $1,504,996
Discounted unearned premium reserves                564,013          694,558
Investments adjusted to market value                101,061               --
Deferred commissions payable                         22,989           26,747
Net operating loss carryforwards                    186,038          201,591
                                                  ---------        ---------
      Total gross deferred tax assets             2,466,170        2,427,892
      Less valuation allowance                     (400,000)        (400,000)
                                                  ---------        ---------
Net deferred tax assets                          $2,066,170       $2,027,892
Deferred tax liabilities:
Investments adjusted to market value                     --         (195,531)
Deferred acquisition costs                          (30,887)         (47,753)
Other                                               (12,294)         (12,294)
                                                  ---------        ---------
      Total gross deferred liabilities               (43,181)        (255,578)
                                                  ---------        ---------
      Net deferred tax asset                     $2,022,989       $1,772,314
                                                  =========        =========

      The valuation allowance for deferred tax assets at June 30, 1996 was $400,000. Based on the Company's historical earnings, future expectations of adjusted taxable income and its ability to change its investment strategy, as well as reversing gross deferred tax liabilities, management believes it is more likely than not that the Company will fully realize the gross deferred tax assets less the valuation allowance. However, there can be no assurances that the Company will generate the necessary adjusted taxable income in any future period.

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

      Reconciliations of statutory net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements for the six months ended June 30, 1996 and 1995 are as follows:

                                                            June 30,     June 30,
                                                              1996         1995
                                                            --------     --------
Net income of insurance companies                          $ 402,306     $ 881,746
Increase (decrease):
   Deferred policy acquisition costs                         (49,600)      (60,748)
   Deferred income taxes                                     (45,918)       12,488
   Other adjustments, net                                    (44,000)           46
                                                           ----------    ---------
Net income  (loss) as reported herein                      $ 262,788     $ 833,532
                                                           =========     =========

Reconciliations of statutory capital and surplus, as determined using statutory accounting principles, to stockholders' equity included in the accompanying consolidated financial statements at June 30, 1996 and December 31, 1995 are as follows:


                                                               June 30,    December 31,
                                                                 1996          1995
                                                              -----------  ------------
Statutory capital and surplus of insurance companies          $25,592,384   $25,558,424
Stockholder's equity of noninsurance subsidiaries                 356,500           500
                                                              -----------   -----------
Combined capital and surplus                                   25,948,884    25,558,924

Increase (decrease):
   Deferred policy acquistion costs                                90,848       140,450
   Deferred income taxes                                        1,934,222     1,772,314
   Unrealized gain (loss) on securities available for sale       (196,177)      575,094
   Excess statutory over statement reserves                     1,760,000     1,760,000
   Non-admitted assets and other adjustments, net                 751,142       561,006
   Consolidating eliminations and adjustments                  (6,064,593)   (5,830,510)
                                                              -----------   -----------
Stockholders' equity as reported herein                       $24,224,326   $24,537,278
                                                              ===========   ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses the Company's financial condition at June 30, 1996 as compared with December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996

Direct premiums written in the quarter ended June 30, 1996 totaled $2.7 million, approximately 5% over direct premiums written in the comparable period of 1995. The primary reasons for the increase were (a) increasing sales of legal malpractice insurance and (b) higher premiums on claims-made policies issued to policyholders converting from claims-paid coverages. Beginning September 1, 1995, claims-paid policies have been discontinued on renewal dates with policyholders given the option of converting to a claims-made policy form. To date, over 90% of claims-paid policyholders have converted to claims-made policies upon expiration of their claims-paid policy. Premiums ceded to reinsurers were $995,000, 179% higher than in the prior year period. The increase was primarily due to (a) a new treaty effective July 1, 1995 covering legal malpractice insurance written by Interlex and (b) a new treaty effective January 1, 1996 covering medical malpractice losses. There was a $671,000 decrease in the unearned premium reserve (UPR) in the quarter compared to a $363,000 decrease in the prior year period. The higher amount in the 1996 period is due to a release of the death, disability and retirement (DD&R) reserve associated with claims-paid policies expiring during the period. Net premiums earned during the period ended June 30, 1996 were $2.3 million or 8% lower than the prior year period.

Net investment income of $680,000 in the quarter ended June 30, 1996 was approximately level with the prior year period. There were no realized gains or losses during the current period. Total revenue during the period ended June 30, 1996 was $3.0 million, or 7% below the prior year period due to the lower level in net premiums earned.

Sales and marketing and other underwriting expenses increased approximately 3% over the prior year period due to (a) the addition of marketing personnel in Missouri and (b) start-up costs of a new office in Austin, TX for a Company-sponsored purchasing group. The expense ratio in the 1996 quarter was 22.4% compared with 22.7% in the prior year period.

Losses and loss adjustment expenses in the 1996 quarter were approximately 44% higher than in the prior year period. The loss ratio in the current year period was 99% compared with 63.3% in the prior year period. Unfavorable claim experience in the 1996 quarter was primarily attributable to (a) increased frequency (21 indemnity payments in the 1996 period vs. 14 in the prior year period) and (b) $1.5 million (net of reinsurance) losses and loss adjustment expenses related to discontinuance of the claims-paid program.

Dividends to policyholders were discontinued effective September 1, 1995. The $3,000 credit in the 1996 quarter represents adjustments to canceled policies. Total losses and expenses in the

1996 period totaled $2.9 million compared with $2.5 million in the comparable period of 1995 due to unfavorable loss experience in the current year.

Income before taxes in the quarter ended June 30, 1996 was $110,000 compared with $782,000 in the quarter ended June 30, 1995. Net income was $89,000 or $.04 per share compared with $521,000 or $.26 per share.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996

Direct premiums written in the first six months of 1996 were $4.2 million, an increase of approximately 5% over the first six months of 1995. The increase was primarily due to (a) continued growth in sales of legal malpractice insurance (premiums written were $223,000 in 1996 vs. $69,000 in 1995) and (b) higher premiums on claims-made policies issued to policyholders who converted from claims-paid policies.

Premiums ceded to reinsurers totaled $1.5 million in the first half of 1996 compared with $816,000 in the comparable period of 1995. The increase was due to two new reinsurance treaties, one effective July 1, 1995 and the other effective January 1, 1996. The unearned premium reserve (UPR) decreased $1.9 million in the 1996 period compared with $2.0 million in 1995. The decrease in the 1996 period was primarily due to release of the death, disability and retirement (DD & R) reserve associated with non-renewed claims-paid policies; the decrease in the 1995 period was primarily due to decreased premium writings compared to the 1994 period.

Net premiums earned in the 1996 period were $4.6 million compared with $5.2 million in the comparable period of 1995, a decrease of approximately 10%.

Net investment income was $1.4 million in the first six months of 1996, an increase of approximately 6% over the prior year period. There were no realized gains or losses in the 1996 period. Total revenue in the six months ended June 30, 1996 was $6.0 million, a decrease of approximately 8% compared to the prior period level due to the lower level of net premiums earned.

Sales and marketing and other underwriting expenses totaled $1.4 million in the six months ended June 30, 1996, an increase of approximately 16% compared to the prior year period. The increase was primarily due to the addition of two marketing representatives in Missouri and start-up costs of a marketing office in Austin, Texas. The expense ratio in the 1996 period was 34% compared with 31% in the prior year period.

Losses and loss adjustment expenses in the first half of 1996 totaled $4.2 million, an increase of 17.5% over the comparable period in 1995. The increase was primarily due to (a) increased frequency (31 indemnity payments in 1996 vs. 25 in 1995) and (b) the establishment of loss reserves for reported claims on claims-paid policies which expired in the 1996 period which added $2.2 million (net of reinsurance) to loss and loss adjustment expenses in the six months ended June 30, 1996. The loss ratio for the six months ended June 30, 1996 was 91% compared with 69% in the prior year period.

Dividends to policyholders were eliminated effective September 1, 1995. The $14,000 credit in this account is due to adjustments on canceled policies.

Total losses and expenses were $5.6 million in the first six months of 1996 compared with $5.3 million in the prior year period.

Income before income taxes in the six month period ended June 30, 1996 was $374,000 compared with $1.2 million in the prior year period. Net income was $263,000 or $.13 per share compared with $834,000 or $.42 per share.

FINANCIAL CONDITION

Assets declined from $62.6 million at December 31, 1995 to $58.9 million at June 30, 1996, a decline of approximately 6%. The decline in assets was primarily due to a $5.6 million reduction in cash and invested assets in the period. $4.2 million of cash was used in operations compared with an addition of $183,000 in the first half of 1995. Higher claim settlements in the current year period (discussed further in the Results of Operations section) were the primary reason for the significant decrease.

Bonds with a par value of $9.85 million and an effective yield of slightly over 7% were purchased during the first six months of 1996. An additional $17 million earmarked for long-term investment is currently invested short-term until long-term rates increase above the current level.

There was an unrealized loss of $297,000 in the portfolio of bonds held available for sale at June 30, 1996 compared with an unrealized gain of $575,000 at December 31, 1995. (Changes in unrealized gains and losses in that portion of the bond portfolio held available for sale are reflected in the equity account net of taxes).

The increase in the reinsurance recoverable at June 30, 1996 over the prior year-end is attributable to a new reinsurance treaty which was effective January 1, 1996. Prepaid reinsurance premiums are expensed as the policy year progresses, which resulted in the decrease in this account from $1.2 million at December 31, 1995 to $350,000 at June 30, 1996.

The increase in deferred income taxes payable is primarily due to the change in the market value of bonds held available for sale discussed above.

The increase in other assets from $491,000 at December 31, 1995 to $1.1 million at June 30, 1996 is due to (a) purchase of a new software package for $300,000 and (b) goodwill of approximately $333,000 associated with the purchase of
Trout Insurance Services effective January 1, 1996.   The goodwill is being
amortized over the three-year period of a non-compete agreement.

The unearned premium reserve declined from $10.4 million at December 31, 1995 to $8.4 million at June 30, 1996. Approximately $1.1 million of the decline was attributable to the take-down of death, disability and retirement (DD&R) reserves associated with claims-paid policies which were non-renewed during the period (discussed further under Results of Operations) and the remainder was due to cyclical fluctuations.

The recoverable in income taxes payable represents overpayments during the first two quarters of 1996 based on early estimates of the current year tax liability. The decline in other liabilities is due to a recoverable in premium taxes payable. Premium tax expense is lower in 1996 due to a credit taken for the cost of a financial examination conducted by the Missouri Department of Insurance.

There were no changes in capital accounts during the six month period ended June 30, 1996. The $313,000 decline in retained earnings was due to the $576,000 change in unrealized investment gains (losses) discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations was a negative $4.2 million in the six months ended June 30, 1996 compared with a positive cash flow of $183,000 in the same period of 1995. (The reasons for this variance are discussed under Results of Operations). Claims paid in the 1996 period were $1.1 million higher than the comparable period of 1995 and ceded reinsurance premiums exceeded the prior year period by $1.7 million. Prepaid expenses and purchases of other assets exceeded the prior year period by $625,000 and federal income taxes paid were $481,000 higher.

The Company anticipates net investment income of $2.8 million in 1996 which, together with a cash position of $18.5 million at June 30, 1996, will provide sufficient liquidity to fund operations without the necessity of selling bonds or obtaining other financing to meet cash requirements.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:  SEE INDEX
         (b)  REPORTS ON FORM 8-K: NONE

                                   SIGNATURES


Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE TENERE GROUP, INC.
                                       (Registrant)




August 12, 1996                    /s/  J D Williams
- ---------------                    -----------------
Date                               Joseph D. Williams, CPA
                                   Vice President - Finance,
                                   Chief Financial Officer and
                                   Chief Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT                            DESCRIPTION
No.                                -----------
- -------

3.1 Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant's Registration Statement on Forms S-1 (Reg. No. 33-78702) is incorporated herein by this reference.

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

EXHIBIT                   DESCRIPTION
NO.                       -----------
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

10.13 Draft Reinsurance Slip by and between Intermed Insurance Company and American Re-Insurance Company filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1996, is incorporated herein by reference.

27             Financial Data Schedules