Form 10-Q
period 1996-09-30
TENERE GROUP INC
filed 1996-11-14
CIK 922887

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996

                        Commission file number  0-24800


                             THE TENERE GROUP, INC.
             (Exact name of Registrant as specified in its charter)


                       Missouri                                                     43-1675969
(State or other jurisdiction of incorporation or organization)          (IRS Employer Identification No.)

    1903 E. Battlefield, Springfield, MO                     65804
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

Yes  x      No
   ----        ----


As of September 30, 1996 there were 1,999,774 shares of Common Stock, $.01 par value, issued and outstanding.

                             THE TENERE GROUP, INC.




                                                                PAGE NO.
                                                                -------
INDEX

PART I.   FINANCIAL INFORMATION                                      3

  ITEM 1. Financial Statements   (unaudited)                         3

          Consolidated Balance Sheets -                              3
          September 30, 1996 and December 31,  1995

          Consolidated Statements of Operations -                    4
          Three Months ended September 30, 1996  and 1995

          Consolidated Statements of Operations -                    5
          Nine months ended September 30, 1996 and 1995

          Consolidated Statements of  Cash Flows -                   6
          Nine months  ended September 30, 1996 and 1995

          Notes to Consolidated Financial Statements                 7

  ITEM 2. Management's Discussion and Analysis of Financial         13
          Condition and Results of Operations

PART II.  OTHER INFORMATION                                         17

  ITEM 6. Exhibits and Reports on Form 8-K                          17


SIGNATURES                                                          17

EXHIBIT INDEX                                                       18

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                             THE TENERE GROUP, INC.
                                and Subsidiaries

                          Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995




                                     ASSETS

                                                                                           UNAUDITED
                                                                                              1996              1995
                                                                                              ----              ----
Investments:
    Bonds held to maturity, at amortized cost
      (market - $1,822,615 in 1996; $1,854,359 in 1995)                                    $ 1,840,573       $ 1,867,111
    Bonds held available  for sale, at market value (amortized cost -
      $31,890,905 in 1996; $19,961,424 in 1995)                                             31,709,586        20,536,518
    Common stock                                                                                   340               340
                                                                                           -----------       -----------
       Total investments                                                                    33,550,499        22,403,969

Other assets:
     Cash and cash equivalents, including interest-bearing
       deposits of $12,782,920 and $29,614,311 in 1996 and 1995,
       respectively                                                                         12,844,828        31,180,925
     Premiums receivable                                                                     2,702,418         3,720,202
     Reinsurance recoverable                                                                 4,748,564         1,162,495
     Prepaid reinsurance premiums                                                              286,000         1,175,252
     Accrued investment income                                                                 484,764           567,306
     Deferred policy acquisition costs                                                          89,992           140,450
     Deferred income taxes                                                                   1,756,828         1,772,314
     Reinsurance premiums recoverable                                                          165,659             -
     Income taxes recoverable                                                                1,576,611             -
     Other                                                                                   1,074,461           491,101
                                                                                           -----------       -----------
          Total other assets                                                                25,730,125        40,210,045
                                                                                           -----------       -----------
              Total assets                                                                 $59,280,624       $62,614,014
                                                                                           ===========       ===========


                                               LIABILITIES AND STOCKHOLDERS'  EQUITY


Liabilities:
            Reserve for losses and loss adjustment expenses                                $29,964,287       $26,623,138
            Unearned premium reserve                                                         7,051,787        10,447,006
            Reinsurance premiums payable                                                         -               137,878
            Policyholder dividends payable                                                      (8,329)          152,042
            Income taxes payable                                                                 -               214,444
            Other                                                                               64,303           502,228
                                                                                           -----------       -----------
                 Total liabilities                                                          37,072,048        38,076,736


Stockholders' equity:
         Common stock, $.01 par value; 7,000,000 authorized shares,
           1,999,774 issued and outstanding                                                     19,998            19,998
         Gross paid in and contributed capital                                              21,940,828        21,940,828
         Retained earnings                                                                     247,750         2,576,452
                                                                                           -----------       -----------
            Total stockholders' equity                                                      22,208,576        24,537,278
                                                                                           -----------       -----------
                                                                                           $59,280,624       $62,614,014
                                                                                           ===========       ===========


See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                   UNAUDITED

                                                            1996            1995
                                                        -----------     -----------
Revenues:
    Direct premiums written                             $ 1,827,409     $ 3,643,094
    Premiums ceded to reinsurers                          1,755,253         345,479
                                                        -----------     -----------
        Net premiums written                                 72,156       3,297,615
    (Increase)/Decrease in unearned premium reserve       1,333,936        (701,570)
                                                        -----------     -----------
        Net premiums earned                               1,406,092       2,596,045
    Net investment income                                   671,134         704,786
    Other income (expense)                                    4,143          (1,359)
                                                        -----------     -----------
        Total revenues                                    2,081,369       3,299,472

Expenses:
    Sales and marketing expenses                            309,291         320,172
    Other underwriting expenses                             442,208         379,788
    Losses and loss adjustment expenses                   4,504,681       1,782,916
    Dividends to policyholders                                  159         215,204
                                                        -----------     -----------
        Total expenses                                    5,256,339       2,698,080
                                                        -----------     -----------

        Income (loss) before income taxes                (3,174,970)        601,392

    Income tax (benefit) expense                         (1,082,713)        139,977
                                                        -----------     -----------

        Net income (loss)                               $(2,092,257)    $   461,415
                                                        ===========     ===========

        Net income (loss) per share                     $     (1.05)    $      0.23
                                                        ===========     ===========




See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   UNAUDITED

                                                            1996            1995
                                                        -----------     -----------
Revenues:
    Direct premiums written                             $ 6,029,116     $ 7,650,065
    Premiums ceded to reinsurers                          3,240,592       1,161,618
                                                        -----------     -----------
        Net premiums written                              2,788,524       6,488,447
    Decrease in unearned premium income                   3,253,715       1,287,045
                                                        -----------     -----------
        Net premiums earned                               6,042,239       7,775,492

    Net investment income                                 2,050,991       2,011,447
    Net realized investment gains                             --             28,427
    Other income (expense)                                    7,491          (1,696)
                                                        -----------     -----------
        Total revenues                                    8,100,721       9,813,670

Expenses:
    Sales and marketing expenses                            795,713         740,547
    Other underwriting expenses                           1,390,466       1,199,291
    Losses and loss adjustment expenses                   8,729,337       5,378,179
    Dividends to policyholders                              (13,921)        646,272
                                                        -----------     -----------
        Total expenses                                   10,901,595       7,964,289
                                                        -----------     -----------

        Income (loss) before income taxes                (2,800,874)      1,849,381

    Income tax (benefit) expense                           (971,405)        554,434
                                                        -----------     -----------

        Net income (loss)                               $(1,829,469)    $ 1,294,947
                                                        ===========     ===========
        Net income (loss) per share                     $     (0.91)    $      0.65
                                                        ===========     ===========

    Stockholders' equity:
        Beginning of period                             $24,537,278     $19,368,556
        Change in unrealized investment gains (losses)     (499,233)      2,179,187
        Net income (loss)                                (1,829,469)      1,294,947
                                                        -----------     -----------
        End of period                                   $22,208,576     $22,842,690
                                                        ===========     ===========

See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   UNAUDITED

                                                                    1996            1995
                                                                ------------    ------------
Net income                                                      $ (1,829,469)   $  1,294,947
Adjustments to reconcile net income to net cash
  provided by operating activities
    Net realized investment gains                                      --            (28,428)
    Depreciation and amortization expense                            133,783         123,777
    Amortization of deferred acquisition costs                        50,458          60,795
    Deferred income taxes                                            272,665         109,117
    Net amortization of discount on bonds                             85,631         443,653
    Change in operating assets and liabilities:
      Premiums receivable                                          1,017,784         (79,006)
      Reinsurance balances                                        (3,000,354)         40,461
      Accrued investment income                                       82,542         766,309
      Prepaid expenses and other assets                             (201,166)         28,982
      Reserve for losses and loss adjustment expenses              3,320,994        (451,231)
      Unearned premium reserve                                    (3,395,219)     (1,241,930)
      Income taxes payable/recoverable                            (1,791,055)        523,883
      Policyholder dividends payable                                (160,371)       (125,134)
      Other liabilities                                             (417,770)       (130,980)
                                                                ------------    ------------
        Net cash provided by (used in) operating activities       (5,831,547)      1,335,215
                                                                ------------    ------------

Cash flows from investing activities:
  Maturity of bonds held to maturity or available for sale         1,700,000          --
  Sale of bonds held available for sale                                --          6,930,859
  Purchase of bonds held to maturity or available for sale       (13,688,573)         --
  Purchase of furniture and equipment                               (515,977)       (248,186)
                                                                ------------    ------------
    Net cash provided by (used in) investing activities          (12,504,550)      6,682,673
                                                                ------------    ------------

  Net increase (decrease) in cash and cash equivalents           (18,336,097)      8,017,888

    Cash and cash equivalents at beginning of period              31,180,925       1,650,059
                                                                ------------    ------------
    Cash and cash equivalents at end of period                  $ 12,844,828    $  9,667,947
                                                                ============    ============

See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)  BASIS OF PRESENTATION

       The accompanying consolidated financial statements are unaudited and are prepared in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been made. Such adjustments consisted of only normal recurring items. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may occur for the full year. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1995 Annual Report.


(2)  INVESTMENTS

       The amortized cost and estimated market values of investments in bonds as of September 30, 1996 and December 31, 1995 are as follows:




September 30, 1996                                                      Gross                Gross             Estimated
                                                Amortized             unrealized           unrealized           market
Type of Investment                                 cost                  gains                losses              value
------------------                                 ----                  -----                ------              -----
Fixed Maturities

Held-to-maturity:
   United States government,
     government agencies and
     authorities                                 $ 1,840,573                 ----            $ (17,958)       $  1,822,615
                                                 -----------               --------          ---------        ------------
Available-for-sale:
    United States government,
      government agencies and
      authorities                                 28,015,913                221,863           (397,792)         27,839,984
States, municipalities and
  political subdivisions                           3,874,992                  6,180            (11,570)          3,869,602
                                                 -----------               --------          ---------        ------------
      Total available-for-sale                    31,890,905                228,043           (409,362)         31,709,586
                                                 -----------               --------          ---------        ------------
      Total fixed maturities                     $33,731,478               $228,043          $(427,320)       $ 33,532,201
                                                 ===========               ========          =========        ============


December 31, 1995                                               Gross              Gross             Estimated
                                           Amortized          unrealized         unrealized            market
Type of Investment                           cost               gains              losses              value
------------------                           ----               -----              ------              -----
Fixed Maturities
Held-to-maturity:
    United States government,
      government agencies and
      authorities                                $ 1,867,111       -----            $(12,752)           $ 1,854,359
                                                 -----------    ----------          --------            -----------
Available-for-sale:
    United States government,
      government agencies and
      authorities                                 17,960,592       579,886            -----              18,540,478
States, municipalities and
   political subdivisions                          2,000,832        -----             (4,792)             1,996,040
                                                 -----------    ----------          --------            -----------
      Total available-for-sale                    19,961,424       579,886            (4,792)            20,536,518
                                                 -----------    ----------          --------            -----------
      Total fixed maturities                     $21,828,535    $  579,886          $(17,544)           $22,390,877
                                                 ===========    ==========          ========            ===========

The amortized cost and estimated market value of investments in fixed maturities at September 30, 1996 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                       Held to  maturity                           Available for sale
                                       -----------------                           ------------------

                                  Amortized             Estimated            Amortized          Estimated
                                     Cost              Market Value            Cost            Market Value
                                     ----              ------------            ----            ------------
Due in one year or less          $1,316,668             $1,307,223           $3,325,292          $3,338,121


Due after one year
  through five years                415,967                411,064            2,051,745           2,040,563
Due after five years
  through ten years                 107,938                104,328           26,513,868          26,330,902
                                 ----------             ----------          -----------         -----------
                                 $1,840,573             $1,822,615          $31,890,905         $31,709,586
                                 ==========             ==========          ===========         ===========

Proceeds from the sale of available-for-sale securities were $-0- and $6,570,859 in the nine-month periods ended September 30, 1996 and 1995, respectively.
Gross gains of $-0- and $134,615 and gross losses of $-0-and $106,188 were realized on those sales for the nine months ended September 30, 1996 and 1995, respectively.

Net investment income for the nine months ended September 30, 1996 and 1995 is comprised of the following:



                                                        September  30,         September  30,
                                                             1996                   1995
                                                        -------------          --------------
Investment income:

       Interest on certificates of
         deposit and interest-bearing
         cash accounts                                      $  926,208           $  273,288
       Interest on bonds                                     1,185,804            1,812,694
                                                            ----------           ----------
             Gross investment income                         2,112,012            2,085,982
       Investment expenses                                      61,021               74,535
                                                            ----------           ----------
            Net investment income                           $2,050,991           $2,011,447
                                                            ==========           ==========

     The net change in unrealized investment gains (losses) is as follows:


                                                            September  30,         September  30,
                                                                1996                    1995
                                                            --------------         --------------
             Gross unrealized investment gains (losses)      $(756,413)            $3,301,806
             Federal income taxes                             (257,180)             1,122,619
                                                             ---------             ----------
                                                             $(499,233)            $2,179,187
                                                             =========             ==========

(3)  RESERVE FOR LOSSES AND LOSS
      ADJUSTMENT EXPENSES AND REINSURANCE

      A summary of the reserves for losses and loss adjustment expenses follows:





                                                       September  30,           December 31,
                                                            1996                    1995
                                                       --------------           ------------
Undiscounted reserve for losses and loss
    adjustment expenses                                    $32,523,263            $29,555,760
Less discount                                                2,558,976              2,932,622
                                                           -----------            -----------
Discounted reserve for losses and loss
     adjustment expenses                                   $29,964,287            $26,623,138
                                                           ===========            ===========

      Premiums, premium related reinsurance amounts and reinsurance recoveries for the nine months ended September 30, 1996 and 1995 are summarized as follows:


                                           September  30,  September  30,
                                                1996            1995
                                           --------------  --------------
Ceded premiums on an earned basis            $3,386,408      $1,187,562
                                           ============    ============
Ceded loss and loss adjustment expenses      $3,893,257      $   10,173
                                           ============    ============

      Activity in the reserve for loss and loss adjustment expenses during the periods ended September 30, 1996 and December 31, 1995 was:


                                           September  30,  December 31,
                                                1996           1995
                                           --------------  ------------
Balance at January 1                          $26,623,138  $26,279,977
Less reinsurance                                1,162,495     (584,913)
                                           --------------  -----------
                                               25,460,643   25,695,064
                                           --------------  -----------
Incurred related to:
    Current year                                7,148,697    8,629,800
    Prior year                                  1,580,640     (953,312)
                                           --------------  -----------
         Total incurred                         8,729,337    7,676,488
                                           --------------  -----------
Paid related to:
   Current year                                 1,983,046    3,077,457
   Prior year                                   6,805,282    4,833,452
                                           --------------  -----------
         Total paid                             8,788,328    7,910,909
                                           --------------  -----------

                                               23,376,380   25,460,643
Plus reinsurance                                4,562,635    1,162,495
                                           --------------  -----------
Balance at end of period                      $29,964,287  $26,623,138
                                           ==============  ===========

     (4)  FEDERAL INCOME TAXES

      The Company files a consolidated federal income tax return. Income tax expense varies from the amount which would be provided by applying the federal income tax rates to income before income taxes. The following reconciles the expected provision for income tax expense using the federal statutory tax rate of 34% to the provision for income tax expense reported herein for the nine months ended September 30, 1996 and September 30, 1995:



                                           September  30,    September  30,
                                                1996              1995
                                           --------------  ------------------
Expected tax expense <benefit> using
  statutory rates                              ($952,298)        $628,788
Other, net                                       (19,107)         (74,354)
                                           -------------     ------------
                                               ($971,405)        $554,434
                                           =============     ============

     Income taxes consist of the following at September 30, 1996 and 1995:


                                                             September  30,       September  30,
                                                                  1996                 1995
                                                             --------------       --------------
Current expense                                                ($1,244,072)             $446,101
Deferred expense                                                   272,665               108,333
                                                              ------------        --------------
                  Income taxes                                   ($971,405)             $554,434
                                                             =============        ==============

      Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. The sources of these differences and the tax effect of each are as follows:



                                                              September  30,       September  30,
                                                                   1996                 1995
                                                             ---------------       --------------
Losses and loss adjustment expenses
incurred for financial reporting
purposes but not deductible for
tax purposes                                                       ($26,656)            ($21,137)
Unearned premiums not deductible for
tax purposes                                                       (221,252)              87,520
Other, net                                                          (24,757)              41,950
                                                              -------------        -------------
                                                                  ($272,665)           $ 108,333
                                                              =============        =============

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and December 31, 1995 are presented below:



                                                              September  30,       December 31,
                                                                   1996                1995
                                                              --------------       ------------
Deferred tax assets:
Discounted unpaid loss reserves                                  $1,478,340         $1,504,996
Discounted unearned premium reserves                                473,306            694,558
Investments adjusted to market value                                 61,648             ------
Deferred commissions payable                                         23,281             26,747
Net operating loss carryforwards                                    163,144            201,591
                                                              -------------        -----------
Total gross deferred tax assets                                   2,199,719          2,427,892
Less valuation allowance                                           (400,000)          (400,000)
                                                              -------------        -----------
Net deferred tax assets                                          $1,799,719         $2,027,892

Deferred tax liabilities:
Investments adjusted to market value                                 ------           (195,531)
Deferred acquisition costs                                          (30,597)           (47,753)
Other                                                               (12,294)           (12,294)
                                                              -------------        -----------
Total gross deferred liabilities                                    (42,891)          (255,578)
                                                              -------------        -----------
Net deferred tax asset                                           $1,756,828         $1,772,314
                                                              =============        ===========

      The valuation allowance for deferred tax assets at September 30, 1996 was $400,000. Based on the Company's historical earnings, future expectations of adjusted taxable income and its ability to change its investment strategy, as well as reversing gross deferred tax liabilities, management believes it is more likely than not that the Company will fully realize the gross deferred tax assets less the valuation allowance. However, there can be no assurances that the Company will generate the necessary adjusted taxable income in any future period.

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

      Reconciliations of statutory net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements for the nine months ended September 30, 1996 and 1995 are as follows:


                                                                         September  30,         September  30,
                                                                              1996                   1995
                                                                         --------------         --------------
      Net income <loss> of insurance companies                             ($1,457,798)           $1,286,005
      Increase (decrease):
         Deferred policy acquisition costs                                     (50,458)              (60,795)
         Deferred income taxes                                                (272,665)             (108,333)
         Other adjustments, net                                                (48,548)              178,068
                                                                         -------------          ------------
      Net income  (loss) as reported herein                                ($1,829,469)           $1,294,947
                                                                         =============          ============

      Reconciliations of statutory capital and surplus, as determined using statutory accounting principles, to stockholders' equity included in the accompanying consolidated financial statements at September 30, 1996 and December 31, 1995 are as follows:


                                                                          September  30,        December 31,
                                                                               1996                 1995
                                                                          --------------        ------------
      Statutory capital and surplus of insurance companies                  $25,554,113         $25,558,424
      Stockholder's equity of noninsurance subsidiaries                         221,171                 500
                                                                          -------------         -----------
      Combined capital and surplus                                           25,775,284          25,558,924
      Increase (decrease):
         Deferred policy acquistion costs                                        89,992             140,450
         Deferred income taxes                                                1,756,828           1,772,314
         Unrealized gain (loss) on securities available for sale               (181,318)            575,094
         Excess statutory over statement reserves                                  ----           1,760,000
         Non-admitted assets and other adjustments, net                         882,911             561,006
         Consolidating eliminations and adjustments                          (6,115,121)         (5,830,510)
                                                                          -------------         -----------
      Stockholders' equity as reported herein                               $22,208,576         $24,537,278
                                                                          =============         ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses the Company's financial condition at September 30, 1996 as compared with December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996

Direct premiums written in the quarter ended September 30, 1996 totaled $1.8 million, a decrease of $1.8 million or 50% from the comparable period in 1995. The shortfall occurred in medical malpractice premiums; legal malpractice premiums were $71 thousand or 127% higher than the prior year period. The decline in medical malpractice premiums was due to:


- Direct premiums written were $1.2 million or 33% below the prior year period due to a net loss of 195 insureds over the past twelve months as well as to a significant change in renewal patterns between years due to the conversion of claims-paid policyholders to claims-made coverages.

- The Company implemented a claim-free discount program effective September 1, 1995 and those discounts totaled $458 thousand in the current quarter. Other market-driven discounts totaled $249 thousand. There were no comparable discounts in the prior year period.

Premiums ceded to reinsurers increased from $345 thousand in the 1995 period to $1.8 million in the quarter ended September 30, 1996. The increase was due to a new reinsurance treaty effective January 1, 1996 as well as to a significant increase in the actuarial estimate of losses and loss adjustment expenses that will be recovered from the Company's reinsurers as a result of losses sustained in the current period.

There was a $1.3 million decrease in the unearned premium reserve (UPR) in the third quarter of 1996 compared with a $702 thousand increase in the comparable quarter of 1995. The decrease was in unearned medical malpractice premiums due to the conversion of claims-paid policies to claims-made coverages. (The death, disability and retirement reserve (DD&R) is a part of the UPR and the DD&R requirement for claims-made coverages is significantly less than for claims-paid.) The conversion resulted in a release of $2.3 million in DD&R reserves.

As a result of the above, net premiums earned in the quarter ended September 30, 1996 were $1.2 million or 46% below net premiums earned in the prior year period.

Net investment income of $671 thousand was $34 thousand or approximately 5% below the prior year period due to changes in the composition of the portfolio between periods.

Expenses other than losses and loss adjustment expenses were $52 thousand or 7.4% higher in the 1996 period than in the comparable period of 1995. Start-up costs of a new sales office in

Austin, TX was the primary reason for the increase. The expense ratio in the quarter ended September 30, 1996 was 41% compared with 19% in the prior year period.

Losses and loss adjustment expenses totaled $4.5 million in the quarter versus $1.8 million in the prior year period. The establishment of reserves for reported claims on claims-paid policies converting to claims-made coverages in the 1996 period was the primary reason for the increase. (Reserves are established for reported claims on claims-made coverages; the liability for claims-paid policies was established at time of payment.) Due primarily to the impact of claims-paid reserves, the loss ratio in the 1996 period was 320% compared with 69% in the comparable period of 1995.

The reduction in dividends to policyholders ($215 thousand in the 1995 period vs. $159 in the current year period) is due to elimination of the dividend program effective September 1, 1995.

The loss before income taxes in the quarter ended September 30, 1996 was $3.2 million. After an estimated income tax benefit of $1.1 million, the net loss for the quarter was $2.1 million or $1.05 per share. Net income in the prior year period was $461 thousand or $.23 per share.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996

Direct premiums written in the first nine months of 1996 totaled $6.0 million, a decrease of $1.6 million or 21% from the comparable period in 1995. The shortfall was in medical malpractice premiums; legal malpractice premiums were $226 thousand or 181% higher than the prior year period. Reasons for the decline in medical malpractice premiums were:


- The Company implemented a claim-free discount program for medical malpractice insurance effective September 1, 1995 in lieu of dividends to policyholders. During the nine month period ended September 30, 1996, claim-free discounts totaled $1.6 million or 20% of gross premiums. Other market driven discounts totaled $742 thousand or 9% of gross premiums. By comparison, dividends to policyholders totaled only $646 thousand or 9% of gross premiums in the prior year period.

- Gross premiums written (before discounts) were $523 thousand or 7% higher than the prior year period. The higher premiums paid by policyholders who converted from claims-paid to claims-made coverages in the period offset a net loss of 195 insureds.

Premiums ceded to reinsurers were $2.1 million higher in the nine months ended September 30, 1996 than in the prior year period. Of the increase, $1.2 million was due to a new reinsurance treaty which was effective January 1, 1996 and the balance represents the actuarial estimate of losses and loss adjustment expenses that will ultimately be recovered from the Company's reinsurers.

The unearned premium reserve (UPR) declined $3.3 million in the nine month period ended September 30, 1996 compared with a decrease of $1.3 million in the comparable period of 1995. Of the 1996 decrease, $2.3 million was attributable to the release of death, disability and retirement (DD&R) reserves associated with policyholders who converted from claims-paid to claims-made coverages. The DD&R reserve is part of the UPR and the DD&R requirement for claims-made coverages is less than for claims-paid.

As a result of the above, net premiums earned in the nine months ended September 30, 1996 were $1.7 million or 22% less than the prior year period.

Net investment income in the nine months ended September 30, 1996 was $2.0 million, roughly level with the prior year period.

Expenses other than losses and loss adjustment expenses were $246 thousand or 13% higher in the nine month period ended September 30, 1996 than in the prior year period. Start-up costs of a new sales office in Austin, TX were the primary reason. The expense ratio in the nine month period ended September 30, 1996 was 36% compared with 25% in the prior year period.

Losses and loss adjustment expenses totaled $8.7 million in the nine month period ended September 30, 1996, $3.4 million or 62% higher than the prior year period. The increase was primarily attributable to the establishment of the liability for reported claims on claims-paid policies which converted to claims-made coverages in the period. The loss ratio in the nine month period ended September 30, 1996 was 144% compared with a loss ratio of 69% in the comparable period of 1995.

There was a loss before taxes of $2.8 million in the nine months ended September 30, 1996 compared with income of $1.8 million in the prior year period. Because of the loss incurred in the current period, there was an income tax benefit of $971 thousand compared with an income tax expense of $554 thousand in the nine months ended September 30, 1995.

The net loss for the 1996 period was $1.8 million or $.91 per share compared with net income of $1.3 million or $.65 per share in the comparable period of 1996.

FINANCIAL CONDITION

Assets declined from $62.6 million at December 31, 1995 to $59.3 million at September 30, 1996, a decline of $3.3 million or 5.3%. The decline was primarily due to the effect of negative cash flow from operations of $5.8 million compared with a positive cash flow of $1.3 million in the comparable period of 1995. Reasons for the negative cash flow were discussed above under Results of Operations.

Investments increased from $22.4 million at December 31, 1995 to $33.5 million at September 30, 1996 due to the reinvestment of $13.7 million which was held in cash and cash equivalents at the prior year end. Reinvestment in long-term bonds and the negative cash flow from operations discussed above resulted in a reduction in cash and cash equivalents from $31.2 million at December 31, 1995 to $12.8 million at September 30, 1996. Approximately $10.0 million currently held in cash and cash equivalents is slated to be reinvested long-term when interest rates improve.

There was an unrealized loss of $181 thousand in bonds held available for sale and carried on the balance sheet at market compared with an unrealized gain of $575 thousand at the prior year end. The change in unrealized gains and losses is reflected in the equity account net of taxes.

Reinsurance recoverable of $4.7 million at September 30, 1996 represents the actuarial estimate of losses and loss adjustment expenses that will eventually be recovered from the Company's reinsurers under reinsurance treaties. The increase during 1996 is attributable to a new reinsurance treaty that was effective January 1, 1996, to cover reserves established for reported claims on claims-paid policies which were converted to claims-made coverages during the period and to losses incurred in the third quarter of 1996.

Income taxes recoverable of $1.6 million represented estimated recoveries of taxes paid in the first half of 1996 and in prior years. The current period loss will be carried back to prior year periods when profitable operations resulted in a tax liability.

The increase in other assets in 1996 was primarily attributable to the purchase of computer hardware and software and to goodwill associated with the purchase of Trout Insurance Services, an agency which previously wrote approximately 40% of the Company's medical malpractice premium.

Reserves for losses and loss adjustment expenses increased from $26.6 million at December 31, 1995 to approximately $30.0 million at September 30, 1996. The increase was primarily due to establishment of a $3.0 million reserve for claims-paid policies which converted to claims-made coverages in 1996 and to an $800 thousand increase in the claims-paid reserve established at December 31, 1995.

The unearned premium reserve (UPR) declined from $10.4 million at December 31, 1995 to approximately $7.0 million at September 30, 1996. The conversion of claims-paid policyholders to claims-made coverages was responsible for $2.3 million of the decline. Death, disability and retirement reserves (DD&R) are included in the UPR and the requirement for claims-made coverages is significantly less than for claims-paid coverages.

Retained earnings declined from $2.3 million at December 31, 1995 to $248 thousand at September 30, 1996 due to a net loss of $1.8 million and a reduction of $499 thousand in the market value of bonds held available for sale and carried at market on the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations was a negative $5.8 million in the nine months ended September 30, 1996 compared with a positive cash flow of $1.3 million in the prior year period. Reasons for this variance are discussed under Results of Operations. Losses and loss adjustment expenses paid in 1996 were $3.2 million higher than the comparable period of 1995 and reinsurance premiums exceeded the prior year period by $1.8 million. Expenses and purchases of computer hardware and software exceeded comparable expenditures in the prior year period by $731 thousand.

The Company anticipates net investment income of $2.8 million in 1996 which, together with a cash position of $12.8 million at September 30, 1996, will provide sufficient liquidity to fund operations without necessitating the sale of bonds or obtaining alternative financing to meet cash requirements.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS:  SEE INDEX
     (B) REPORTS ON FORM 8-K: NONE






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE TENERE GROUP, INC.
                                          (Registrant)




November 12, 1996                        /s/    J D Williams
-----------------                        ------------------------------------
Date                                            Joseph D. Williams, CPA
                                                Vice President - Finance,
                                                Chief Financial Officer and
                                                Chief Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
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

EXHIBIT
NO.                                  DESCRIPTION
---                                  -----------

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

10.14 Employment Agreement dated May 6, 1996 between The Tenere Group, Inc. and Raymond A. Christy, M.D., President and Chief Executive Officer.

10.15 Employment Agreement dated May 6, 1996 between The Tenere Group, Inc. and Andrew K. Bennett, Vice President-Claims and General Counsel.

10.16 Employment Agreement dated May 6, 1996 between The Tenere Group, Inc. and Andrew C. Fischer, Vice President-Underwriting and Policy Services.

10.17 Employment Agreement dated May 6, 1996 between The Tenere Group, Inc. and Clifton R. Stepp, Vice President-Marketing.

10.18  Employment Agreement dated May 6, 1996 between The Tenere Group, Inc. and
       Joseph D. Williams, Vice President-Finance, Chief Financial Officer and
       Assistant Treasurer.

10.19  The Tenere Group, Inc. Retirement Plan for Directors effective May 17, 1996.

10.20  The Tenere Group, Inc. 1996 Long Term Incentive Plan effective April 17,
       1996, filed as Annex A to the Registrant's definitive proxy statements for the 1996 Annual Meeting of Shareholders, is incorporated herein by reference.

27     Financial Data Schedules.