Form 10-K405
period 1996-12-31
TENERE GROUP INC
filed 1997-03-31
CIK 922887

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR  ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-24800

                             THE TENERE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        MISSOURI                                          43-1675969
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

1903 E. Battlefield, Springfield, MO                             65804
(Address of Principal Executive Offices)                       (Zip Code)


                                  417-889-1010
              (Registrant's telephone number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No __

     Indicate by check  mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value as of March 27, 1997 of the voting stock held by non-affiliates of the Registrant cannot be determined since there is no market at this time for the stock.

     As of March 27, 1997 there were 1,999,774 shares outstanding of the Registrant's Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

As provided herein, portions of the following documents are incorporated herein by reference.


          Document                                              Part of 10-K
          --------                                              ------------

   1996 Annual Report to Stockholders                               II
   Proxy Statement for the 1997 Annual Meeting of Stockholders     III

                    THE TENERE GROUP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

ITEM                                                                      PAGE
----                                                                      ----

                                     PART I

1.  Business.............................................................   3

2.  Properties...........................................................  10

3.  Legal Proceedings....................................................  10

4.  Submission of Matters to a Vote of Security Holders..................  10

                                    PART II

5.  Market for the Registrant's Common Stock and Related Stockholder
    Matters..............................................................  11

6.  Selected Financial Data..............................................  11

7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operation.................................................  11

8.  Financial Statements and Supplementary Data..........................  11

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosures................................................  12

                                    PART III

10. Directors and Executive Officers.....................................  12

11. Executive Compensation...............................................  13

12. Security Ownership of Certain Beneficial Owners and Management.......  13

13. Certain Relationships and Related Transactions.......................  13

                                    PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......  14

                                     PART I

ITEM 1. BUSINESS

        HISTORY

        Risk Control Associates, Inc., an assessable mutual property and casualty insurance company, was organized in 1976 under Chapter 383 of the Revised Missouri Statutes (RSMo) to provide professional liability coverage to physicians and dentists practicing in the State of Missouri. In 1991, the Company reorganized under Section 379.010 of the RSMo and became a non-assessable mutual property and casualty insurance company. Its name was changed to RCA Mutual Insurance Company (RCA). In 1995, the Company converted from a mutual to a stock property and casualty insurance company and its name was changed to Intermed Insurance Co. (Intermed). Effective with the demutualization, Intermed became a wholly-owned subsidiary of The Tenere Group, Inc. (Tenere), a Missouri holding company formed during the demutualization process, and the policyholders of RCA became the stockholders of Tenere.

        Tenere has two principal operating subsidiaries, Intermed, which writes medical and dental malpractice insurance, and Interlex Insurance Company (Interlex), which writes legal malpractice insurance. Both companies are admitted and write business in the States of Missouri and Kansas. Interlex was formed in 1994 when RCA merged two of its subsidiaries, Insurance Risks, Ltd., a Cayman Island corporation , and Springfield Casualty Company, a Missouri corporation. Tenere operates its businesses through a wholly-owned management company, Insurance Services, Inc. (ISI), pursuant to a management contract between Intermed, Interlex and ISI. Neither Tenere, Intermed nor Interlex have employees and all persons conducting the businesses of these companies are employees of ISI. The management contract with ISI is, in effect, a cost reimbursement so that ISI makes neither a profit nor a loss.

        PRODUCTS

        Intermed currently writes medical and dental malpractice insurance in the States of Missouri, Kansas and, through a purchasing group, Texas. Since the formation in 1976 of a predecessor company, medical and dental malpractice insurance has been its only line of business. Insurance is written on two policy forms, occurrence and claims-made. Prior to September 1, 1995 Intermed also wrote business on a claims-paid policy form. Estimates of losses and loss adjustment expenses on occurrence coverages are charged to income as claims are incurred. Estimates of losses and loss adjustment expenses on claims-made coverages are charged to income as claims are reported. Claims-paid coverages insured against claims which were reported and
        paid during the period the policy was in effect.   Intermed's
        obligation to defend and pay claims ended upon expiration of a claims-paid policy. Claims-paid losses were incurred at the time of payment so no reserves were required on open claims. Intermed, however, was contractually liable for claims that had been reported during the claims-paid policy period if the Company chose not to renew or discontinued a claims-paid policy.

        Intermed discontinued writing claims-paid policies effective September 1, 1995. As these policies expired over the twelve-month period ending August 31, 1996, claims-paid policyholders were given the opportunity to convert to claims-made policy. Reserves for all reported claims on claims-paid policies which non-renewed or discontinued during the period September 1, 1995 through August 31, 1996 totaled $3,977,000 at December 31, 1996 net of reinsurance.

        At December 31, 1996, Intermed had 1,228 policies in force: 485 occurrence and 743 claims-made. This was a decrease of 66 from the prior year end. During the twelve-month period ended August 31, 1996, 367 or 91% of claims-paid policyholders converted to claims-made policies.

        Interlex writes legal malpractice insurance on a claims-made policy form. At December 31, 1996, the Company had 428 policies in force, an increase of 232 over the prior year end.

        MARKETING

        Intermed sells its products through salaried employees and agents. For the calendar year 1996, salaried employees wrote 70% and agents wrote 30% of total premiums written. Intermed will continue to market its products through salaried employees and agents, with primary emphasis on direct sales.

        During 1996, Intermed formed a purchasing group, Intermedical of Texas, Inc., and commenced operations offering medical malpractice insurance to physicians in the State of Texas. Employees of ISI staff the purchasing group from an office in Austin, Texas. During the first quarter of 1997, a second purchasing group, Dental Defense Specialists, Inc. was organized for the purpose of marketing malpractice insurance to dentists in Texas.

        Interlex also markets legal malpractice insurance through salaried employees and agents. In calendar year 1996, salaried employees
        produced 82.5% of total premiums written and agents 17.5%.   Interlex
        plans to continue distributing its products through salaried employees
        and agents, with primary emphasis on direct sales.   A purchasing group
        for lawyers, Lawyers' Liability Association, Inc., has been organized but has not commenced operations. During 1997, Interlex will seek admission to the States of Arkansas, Oklahoma and Texas.

        COMPETITION

        The insurance business is highly competitive. In both Missouri and Kansas, Intermed and Interlex compete with both regional and national companies. In 1995, the last year for which statistics are available from the Missouri Department of Insurance, there were 54 companies writing medical malpractice insurance in the state. The top five writers had 67.47% of the market. The largest market share was 20.86%. Intermed, the sixth largest writer in 1995 in the state, had a market share of 8.04%.

        Eight companies wrote legal malpractice insurance in the State of Missouri in 1995 according to the Missouri Department of Insurance. One company, sponsored by the Missouri Bar Association, had a market share of 72.3%; Interlex, which commenced operations in October 1994, had a market share of 2.3% and was the fifth largest writer.

        A number of hospitals in Missouri have begun purchasing the medical practices of fee-for-service physicians and making the physicians employees of the hospital or a corporate entity affiliated with the hospital. A number of these physicians formerly purchased their own professional liability insurance through smaller, physician-owned insurance companies such as Intermed . As a result of the consolidation, many of the hospitals purchasing the practices of physicians have self-insured or seek professional liability insurance from professional liability carriers with capital and surplus greater than that of Intermed and at premiums lower than those currently offered by Intermed.

        The insurance industry is impacted by legislative changes, judicial interpretations, market competition, inflation and statutory requirements. The insurance industry is also subject to cyclical patterns varying between "hard" and "soft" markets. The usual duration of the cycle from one "hard" market through a "soft" market to another "hard" market is approximately six to seven years. During the "hard" part of the cycle, insurance is more difficult to obtain and the price of the product is higher. It is possible to characterize this segment as a "seller's" market. The "soft" part of the cycle is characterized with ready availability of insurance products and com-mensurately lower prices for the product. This segment could be characterized as a "buyer's" market. During the soft portion of the cycle there is a downward pressure on pricing, thereby subjecting Intermed to increased pricing pressures which may have an adverse impact on its business and operations. At the present time, the insurance industry has generally been in the soft portion of the cycle for approximately ten years. While the industry has been in the soft portion of the cycle for an unusually long period, no assurance can be given that the industry will enter a hard market in the near future. Intermed currently has excess capacity and could double its current premium volume while maintaining required premium to surplus ratios.

        UNDERWRITING

        Underwriting for both Intermed and Interlex is performed by an experienced staff at the Company's home office in Springfield, Missouri. This is augmented by Underwriting Committees composed of physicians and dentists for Intermed and lawyers for Interlex. Because these Committees are geographically broad-based, there is, in most instances, personal knowledge of applicants and renewals. This structure has enabled the Companies to maintain uniformly high underwriting standards.


        REGULATION

        The activities of Intermed and Interlex are regulated by the Missouri Department of Insurance. The companies are subject to examination by the Department on a periodic basis. Such examinations pertain to many aspects of the companies' operations and financial condition, including loss reserves, investments, licensing and rates.

        A financial examination and a limited market conduct examination were conducted by the Missouri Department of Insurance during 1996. There were no major findings or recommendations.

        LOSS RESERVES AND CLAIMS

        Loss reserves are the amounts reserved by Intermed and Interlex to provide funds for payment of policyholders' claims in the future. An insurance company must accumulate substantial loss reserves because policies provide for payments of substantial amounts in the future for claims that have occurred in prior contract periods. These loss reserves are established as balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred, including events that have not yet been reported.

        Loss reserves associated with professional liability coverage tend to be relatively higher than other types of property and casualty insurance for primarily two reasons: the "tail" and the "trend." The time between the occurrence and settlement of a claim is the "tail." Property coverage is generally a "short tail" line of business where loss reserves represent only those claims in the adjustment or reporting stages of the claim and which will, for the most part, be settled within the next year. Liability coverage is generally a "long tail" line and the reserves represent claims that can take up to five to seven years to settle due to the fact that discovery of the injury can take several years and because of the complexity of the issues inherent in the claims. This means that while property loss reserves represent a few months to a year of losses, professional liability loss reserves represent five to seven years of losses at any one time.
        Also, professional liability loss reserves, due to the length of time before settlement, are more sensitive than property lines to changes in external factors such as increased medical costs, increased jury awards and changes in the litigation environment. These external factors are used to calculate the "trend," which is the yearly change in the overall costs of coverage. The trend is factored into the calculation of the loss reserves and contributes to higher reserves for professional liability.

        Intermed employs an independent consulting actuary to make recommendations in the establishment of loss reserves and to render an opinion regarding the adequacy of Intermed's statutory loss reserves. The quantification of reserves is complex and imprecise as a result of the need to project future contingent events and the unpredictability of medical professional liability claims. In determining reserve levels, the actuaries rely primarily on historical loss experience, adjusted for changing circumstances as deemed appropriate. This reliance is based on the assumption that historical loss experience provides a good indication of future loss experience despite uncertainties in loss cost trends and delays in reporting and settling claims. These uncertainties are increased by changes in normal inflation, changing propensities of individuals to file claims and new causes of action. Despite these uncertainties in the determination of reserve levels, management believes that the methods used by Intermed and Interlex in establishing reserves are reasonable and appropriate.

        As additional information becomes available and is reviewed, estimates reflected in earlier reserves may be revised upward or downward. Any such increases could have an adverse effect on results for the period in which adjustments are made. The uncertainties inherent in estimating ultimate losses on the basis of past experience have grown significantly in recent years as a result of judicial expansion of liability standards and expansive interpretations of insurance contracts.

        Reserves for losses and loss adjustment expenses are estimated based on Tenere's consolidated historical loss and loss adjustment expense experience supplemented by insurance industry loss data. The reserves are reported on a present value basis discounted at the rate of 3% in 1996, 4% in 1995 and 5% in 1994. At the direction of the Missouri Department of Insurance, the discount will be eliminated ratably over the five-year period ending December 31, 1998.

        The following Loss Reserve Development Table sets forth the development of losses and loss adjustment expense reserve liabilities of Tenere for the years ended December 31, 1996 through 1986. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expense recorded at the end of each of the periods indicated. These liabilities represent the estimated amount of losses and loss adjustment expense reserve for claims arising in the then current year and all prior years that are unpaid as of the end of each period.

                             GUIDE VI DISCLOSURE
                        LOSS RESERVE DEVELOPMENT TABLE
                                 (UNAUDITED)



                                    1996      1995    1994      1993       1992       1991      1990     1989      1988     1987
                                    ----      ----    ----      ----       ----       ----      ----     ----      ----     ----
Reserve for Unpaid Losses and
  Loss Adjustment Expenses         25,788    25,461   25,695    25,304     23,021    17,070    21,737    29,389   27,120   21,310

Cumulative Amount of Liability
  Paid as of:

One year later                                8,399    4,720     4,761      5,740     6,598     7,771     6,787    2,893    1,870
Two years later                                       11,342     8,085      9,830    12,093    14,080    14,200    9,548    4,646
Three years Later                                               14,375     13,478    15,096    18,030    19,651   16,636    7,082
Four years later                                                           16,441    16,160    20,433    23,262   21,949   11,496
Five years later                                                                     21,922    21,863    24,523   24,731   15,097
Six years later                                                                                23,926    25,250   25,251   16,844
Seven years later                                                                                        27,258   25,730   17,303
Eight years later                                                                                                 26,542   17,704
Nine years later                                                                                                           18,450

Liability reestimated as of:

One year later                               26,876   23,759    25,850     26,277    26,677    22,351    28,186   26,765   17,612
Two years later                                       23,550    23,824     27,023    28,436    28,462    26,147   26,217   19,467
Three years Later                                               23,253     25,280    28,861    28,711    28,835   24,660   18,904
Four years later                                                           24,303    27,309    29,380    30,947   28,899   17,824
Five years later                                                                     26,094    28,567    31,136   30,275   16,585
Six years later                                                                                26,883    30,822   30,131   20,485
Seven years later                                                                                        29,592   29,201   20,418
Eight years later                                                                                                 28,101   19,949
Nine years later                                                                                                           19,335

Cumulative redundancy (deficiency)           (1,415)   2,145     2,051        718    (9,024)   (5,146)     (203)    (961)   1,975

Gross liability - end of year      32,687    26,623   28,280
Reinsurance recoverable             7,099     1,162      585
                                   ------    ------   ------
Net liability - end of year        25,788    25,461   25,695
                                   ======    ======   ======

        Tenere's claims philosophy is to defend fully all claims in which an evaluation reveals little or no negligence. In those claims in which liability exists, Tenere moves promptly to settle the claim early in order to minimize indemnity and loss adjustment expenses.

        The Claims Department is staffed with experienced claims specialists and is supervised by the Vice President-Claims/General Counsel of Tenere. The case load per claims specialist is approximately 120 cases. This is purposefully kept low in order to allow for intensive scrutiny of each claim, close tracking of the progress of each claim and containment of loss adjustment expenses through constant monitoring.

        Based upon Tenere's data, 80% of claims closed in 1996 were with payment of no indemnity. The average settlement for claims closed in 1996 with the payment of indemnity was approximately $165,000. Average allocated loss adjustment expenses for claims closed in 1996 was approximately $11,000.

        REINSURANCE

        Intermed had three reinsurance treaties in place during 1996:

        (1) A primary excess of loss reinsurance treaty with Lloyd's Underwriters of London, England. The treaty covered the period October 1, 1993 through September 30, 1996 with limits of $1,600,000 excess of $400,000. The treaty was renewed effective October 1, 1996 for a three-year period ending September 30, 1999. Where two or more policies and/or insureds are involved in the same loss occurrence, the limits are $1,600,000 excess of $400,000. The maximum premium ceded under the contract ended September 30, 1996 would be 22.5% of net premiums earned during the contract period. The maximum ceded under the contract ending September 30, 1999 would be 20% assuming the contract remains in effect for the full three year period. In 1996, Intermed ceded earned premiums of approximately $2,208,000 and losses and allocated loss adjustment expenses of approximately $1,674,000. This type of reinsurance provides protection during periods when losses are both frequent and severe and is not intended to cover all losses.

             (2) A "catastrophic awards made" excess of loss reinsurance with Lloyd's Underwriters of London with limits of $5,000,000 excess of $250,000 for claims made after October 1, 1993 and excess of $1,000,000 for claims made prior to that date, net of all other reinsurance. The period covered by the treaty is through September 30, 1997 at an annual premium of 1.6% of gross net premiums written. In 1996, Intermed ceded written premiums of approximately $144,000 and losses of $-0-. This type of insurance covers the Company for awards made in excess of the policyholder's original policy limit for which the policyholder is able to hold the Company responsible. It also covers claims related to extra-contractual obligations.

        (3)  Effective January 1, 1996, the Company entered into an
             Accident Year Excess of Loss Reinsurance Agreement with American Re-Insurance Company. Under the terms of the Agreement, the Reinsurer was responsible for 100% of the Company's aggregate ultimate net loss from claims-paid coverages in 1996 in excess of $4,176,000. The Reinsurers' maximum liability was limited to $4,800,000. In 1996, the Company ceded claims-paid losses of $2,886,000 and premiums earned of $450,000 under this section of the Agreement.

             Under this treaty, the Reinsurer also agreed to indemnify the Company for the aggregate ultimate net loss on occurrence and claims-made coverages in excess of the Company's accident year loss ratio for the four years commencing January 1, 1996 and ending December 31, 1999. The 1996 accident year loss ratio was 75%. For subsequent years, the loss ratio shall be the average loss ratio for the three accident years immediately preceding the accident year for which the computation is being made plus 2%-5% as mutually agreed to by the Reinsurer and the Company. In 1996, the Company ceded losses of $2,000,000, the maximum allowable, and premiums earned of $1,600,000 under this section of the Agreement.

        Interlex had three reinsurance treaties in place during 1996:

        (1) A primary excess of loss reinsurance treaty with Lloyd's Underwriters of London, England. The treaty covers the period October 1, 1996 through September 30, 1997 with limits of $700,000 excess of $300,000 subject to a maximum recoverable of $2,100,000. However, if the premium income of Interlex exceeds $500,000, the maximum recoverable shall increase to $3,500,000. The premium is 7.5% of gross net premiums written for policy limits of $300,000 or less, 16.5% of gross net premiums written for policies with limits of $500,000 and 36% of gross net written premiums for policies with limits of $1,000,000. In 1996, Interlex ceded written premiums of approximately $208,000 and losses of $-0-.

        (2)  A prior agreement excess of loss reinsurance treaty with
             Lloyd's Underwriters of London, England covering the period October 1, 1996 through September 30, 1997. Limits of the treaty are $5,000,000 with a minimum underlying of $1,000,000 for each insured and $3,000,000 in the aggregate each policy where applicable. Ceded premium is equal to 100% of the policy premium
             less a 10% ceding commission.   In 1996, Interlex ceded written
             premiums of approximately $46,000 and losses of $-0-.

        (3) Effective October 1, 1996, the "catastrophic awards made" treaty with Lloyd's Underwriters of London was expanded to include Interlex Insurance Company under the same terms outlined above.

        Management has confidence in the financial strength of the Lloyd's syndicates and American Re-Insurance Company with which it reinsures, and believes that amounts shown as due from reinsurers are fully recoverable.


        INVESTMENTS

        Both Intermed and Interlex employ Boatmen's Trust Company, headquartered in St. Louis, Missouri, to manage their investment portfolios. Boatmen's Trust Company operates under general investment guidelines which are adopted by the Boards of Directors of Intermed and Interlex and which are reviewed periodically to assure that they are consistent with the companies' philosophy and needs. Under the companies' current guidelines, investments will be in U.S. Treasuries, U.S. Agencies, high grade (Moody's and Standard & Poor's rated A or better) corporate debt, and municipal tax-exempt debt rated Aa or better by Moody's and Standard & Poor's. No security purchased shall have a final maturity longer than ten years. Additionally, the following guidelines are followed to ensure diversification of the portfolio:

        - direct or guaranteed obligations of the U.S. Government and its agencies may be held without limit.
        - corporate debt shall not exceed 10% of the portfolio. No more than 2% will be invested in any one issuer.
        - Municipal (tax-exempt) debt shall not exceed 15% of the portfolio. No more than 2% will be invested in any one issuer.

        - Portfolio investments are limited to U.S. dollar denominated securities.

        At December 31, 1996, cash and invested assets totaled $46,306,000. Of this total, cash and cash equivalents totaled $16,935,000. During 1996, $13,689,000 was reinvested at a yield of approximately 7%. Tenere also disposed of $4,594,000 in low-yielding bonds without realizing a significant loss. Proceeds from these sales, as well as from other sales and maturities, were invested short-term pending an anticipated increase in interest rates in early 1997.

        The market value of bonds held available-for-sale and carried at market at December 31, 1996 was $29,370,000 and there was a net unrealized gain of $252,000. At prior year end, the market value of bonds held available for sale was $562,000 above amortized cost.

        TRENDS

        Tenere's most significant costs are losses and loss adjustment expenses and the impacts of regulation, medical costs, jury awards and the litigation environment are discussed above.

        EFFECT OF INFLATION

        Inflation has an effect on Tenere's general and administration expenses through higher wages and the costs of goods and services. Inflation impacts loss adjustment expenses as attorneys and other consultants pass on their increased costs through increased fees.

        EMPLOYEES

        Neither Tenere, Intermed nor Interlex had employees during 1996. Insurance Services had 24 employees at December 31, 1996 and these employees provided all services required by Tenere and the two insurance companies under management contracts approved by each company's Board of Directors. Trout Insurance Services, Inc., was inactive during 1996.


ITEM 2. PROPERTIES

        Neither Tenere nor any of its subsidiaries owned any real estate at December 31, 1996. ISI, a wholly-owned subsidiary of Intermed, leases the Company's home office for approximately $78,000 per year to June 30, 2000 and approximately $89,000 per year thereafter through June 30, 2002. The lease commenced on July 1, 1995 for a period of seven years with an option to renew for an additional three years. ISI also leases office space in Austin, Texas for $28,000 the first year, $28,000 the second year, and $29,000 the third year. The lease commenced on May 7, 1996 for a period of three years.

ITEM 3. LEGAL PROCEEDINGS

        Neither Tenere nor any of its subsidiaries are subject to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Tenere did not submit any matters to a vote of its security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

        Tenere common stock is not listed on any securities exchange or quoted on any automated quotation system such as the National Association of Securities Dealers Automated Quotations System ("NASDAQ"). There has been no independent market for Tenere common stock and no assurance can be given that an independent market will develop. As of December 31, 1996, there were approximately 1143 holders of record of shares of Tenere common stock. Tenere has not paid a dividend since inception. However, the Company's Board of Directors will, from time to time, consider the issue based upon Tenere's financial condition, results of operations and capital requirements at such time.

ITEM 6. SELECTED FINANCIAL DATA

        Selected Financial Data is included on Page 23 of Tenere's 1996 Annual Report to Stockholders and is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations is included on Pages 3 through 5 of Tenere's 1996 Annual Report to Stockholders and is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of the Tenere Group, Inc. are included on the following pages of Tenere's 1996 Annual Report to Stockholders and are incorporated by reference herein.

                                                                Annual Report
                                                                   Page(s)
                                                                   -------

        Independent Auditors' Report                                  7

        Consolidated Balance Sheets at
        December 31, 1996 and 1995                                    8

        Consolidated Statements of Operations
        Years ended December 31, 1996, 1995 and 1994                  9

        Consolidated Statements of Stockholders'/Policyholders'
        Equity Years ended December 31, 1996, 1995 and 1994          10

        Consolidated Statements of Cash Flows
        Years ended December 31, 1996, 1995 and 1994                 11

        Notes to Consolidated Financial Statements                   12

        Statement of Management's  Responsibility                    22

        Selected Financial Information                               23


        The following is supplementary financial information of Tenere or RCA for each of the fiscal quarters in the years ended December 31, 1996 and 1995.

                          SUPPLEMENTARY FINANCIAL DATA
                                  (Unaudited)

                                                                     Quarter ended:
                                                  December 31,   September 30,   June 30,   March 31,
In thousands, except per share amounts                1996           1996          1996        1996
                                                  -----------    ------------    --------   ---------
Net premiums earned                                    $ 1,604        $ 1,406       $2,348      $2,288
Total revenues                                           2,159          2,081        3,028       2,988
Losses and loss adjustment expenses(1)                   2,496          4,505        2,325       1,900
Total expenses                                           3,857          5,256        2,918       2,724
Net income                                              (1,105)        (2,092)          89         174
Net income per common share                            $ (0.55)       $ (1.05)      $ 0.04      $ 0.09

                                                  December 31,   September 30,   June 30,   March 31,
                                                      1995           1995          1995        1995
                                                  -----------    ------------    --------   ---------
Net premiums earned(2)                                 $ 4,125        $ 2,597       $2,557      $2,622
Total revenues                                           4,703          3,301        3,255       3,260
Losses and loss adjustment expenses                      2,303          1,778        1,618       1,977
Total expenses                                           2,720          2,700        2,472       2,794
Net income                                               1,215            461          521         313
Net income per common share                            $  0.61        $  0.23       $ 0.26      $ 0.16

----------------
(1) The increase in loss and loss adjustment expenses in the third quarter of 1996 is due to the large number of claims-paid policyholders who converted to claims-made in the third quarter.

(2) The increase in net premiums earned in the fourth quarter of 1995 is due to a year-end reduction in the death, disability and retirement reserve as claims-paid policies converted to claims-made.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        The information regarding Directors set forth under the caption "Election of Directors" of the Registrant's Proxy Statement for its 1997 annual meeting of stockholders is incorporated herein by reference. The other executive officers of Tenere, their ages and principal offices held in Tenere, Intermed, Interlex and ISI are set forth below:

        ANDREW K. BENNETT, age 45, serves as Vice President - Claims and General Counsel of Tenere, Intermed, Interlex and ISI. He also serves as a Director of ISI. Mr. Bennett joined Tenere in June 1994 as Corporate Counsel and was elected to his current positions in May 1996. Prior to joining Tenere, Mr. Bennett practiced law in Springfield, Missouri for 17 years. He is a member of the Missouri Bar.

         ANDREW C. FISCHER, age 46, serves as Vice President - Underwriting and Policy Services of Tenere, Intermed, Interlex and ISI. He also serves as a Director and Secretary of ISI. Mr. Fischer joined Tenere in 1987 as Chief Operating Officer and was elected to his current positions in May 1996.

         CLIFTON R. STEPP, age 34, serves as Vice President - Marketing of Tenere, Intermed, Interlex and ISI. Mr. Stepp joined Tenere in 1990 as Marketing Director and was elected to his current positions in May 1996.

         JOSEPH D. WILLIAMS, CPA, age 60, serves as Vice President - Finance and Chief Financial Officer of Tenere, Intermed, Interlex and ISI. He also serves as Assistant Treasurer of Tenere, Intermed and ISI and as Treasurer of Interlex. Mr. Williams joined Tenere in October 1994 as Chief Financial Officer and was elected to his current positions in May 1996. Prior to joining Tenere, Mr. Williams served as Senior Vice President and Controller of ITT Lyndon Insurance Group from 1987 to 1993 and as Senior Vice President and Deputy Controller of ITT Diversified Financial Corporation from 1990 to 1991.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is included in Tenere's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Compensation of Executive Officers" and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is included in Tenere's Proxy Statement for the 1997 Annual Meeting of Stockholders under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership by Management," which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption, "Certain Transactions" of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT  SCHEDULES AND REPORTS OF FORM 8-K

          (A)   FINANCIAL STATEMENTS AND SCHEDULES

    (1) The financial statements incorporated by reference herein are listed in PART II - Item 8 hereof.
    (2) The financial statement schedules and auditors' report thereon included herein are listed below:

                                                                 Form 10-K
                                                                 Page No.
                                                                 --------

                   Report of Independent Accountants
                   on Schedules                                     16


      Schedule I   Summary of Investments Other Than Investments
                   in Related Parties                               17

      Schedule IV  Reinsurance                                      18

      Schedule VI  Supplemental Information Concerning Property-
                   Casualty Insurance Operations                    19


      Schedules other than listed above are omitted because they are either not required or not applicable or because the information is presented in the consolidated financial statements or notes thereto.

      (B)  EXHIBITS

      See exhibit index


      (C)  REPORTS ON FORM 8-K

      There were no reports on Form 8-K filed by Tenere during the three months ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       THE TENERE GROUP, INC.


Date:  3/27/97                         By: /s/Raymond A. Christy
       -------                             ---------------------
                                           Raymond A. Christy, M.D.
                                           President and Chief Executive Officer



Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


            NAME                  TITLE                         DATE
            ----                  -----                         ----

       /s/ T. E. Ashley                                         3-25-97
       -------------------------                                -------
       Thomas E. Ashley, M.D.     Director and
                                  Vice President

       /s/ Gary O. Baker                                        3-27-97
       -------------------------                                -------
       Gary O. Baker, D.D.S.      Director

       /s/ Albert J. Bonebrake                                  3-27-97
       -------------------------                                -------
       Albert J. Bonebrake, M.D.  Director

       /s/ Raymond A. Christy                                   3-27-97
       -------------------------                                -------
       Raymond A. Christy, M.D.   Director, President
                                  and Chief Executive Officer
       /s/ Harry O. Cole                                        3-27-97
       -------------------------                                -------
       Harry O. Cole, M.D.        Chairman of the Board of
                                  Directors
       /s/ C. Richard Gulick                                    3-27-97
       -------------------------                                -------
       C. Richard Gulick, M.D.    Director

       /s/ Michael Hoeman                                       3-24-97
       -------------------------                                -------
       Michael D. Hoeman, M.D.    Director, Secretary
                                  and Treasurer
       /s/ Christopher J. Jung                                  3-27-97
       -------------------------                                -------
       Christopher H. Jung, M.D.  Director

       /s/ Carroll R. Wetzel                                    3-27-97
       -------------------------                                -------
       Carroll R. Wetzel, D.O.    Director

       /s/ JD Williams                                          3-27-97
       -------------------------                                -------
       Joseph D.  Williams        Vice President-Finance,
                                  Chief Financial Officer
                                  and Principal Accounting
                                  Officer

The Board of Directors
The Tenere Group, Inc.:



Under date of March 27, 1997 we reported on the consolidated balance sheets of The Tenere Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations andstockholders'/ policyholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in The Tenere Group, Inc. Annual Report to Stockholders , incorporated by reference in this Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                /s/ KPMG PEAT MARWICK LLP




Houston, Texas
March 27, 1997

                                                                      SCHEDULE I



                             THE TENERE GROUP, INC.

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                               December 31, 1996
                         (Dollar Amounts in Thousands)



                                                             Amount at
                                                               which
                                                             shown in
                                                            the balance
          Type of investment            Cost(A)   Value(B)     sheet
          ------------------            --------  --------  -----------
Available for sale:
  United States Government and
    government agencies and
    authorities                         $27,247   $27,475      $27,475
  States, municipalities, and
    political subdivisions                1,871     1,895        1,895
                                        -------   -------      -------
    Total available for sale             29,118    29,370       29,370
                                        -------   -------      -------
  Total fixed maturities                $29,118   $29,370      $29,370
                                        =======   =======      =======

(A) Cost for fixed maturities represents original cost, reduced by repayments and adjusted for amortization of premiums and accretion of discount.

(B) Differences in carrying value as compared to cost for fixed maturities arise because the bonds held available for sale are carried at market value.




See accompanying report of independent auditors.

                                                                     SCHEDULE IV


                             THE TENERE GROUP, INC.

                                  REINSURANCE
          For the Three Years Ended December 31, 1996, 1995, and 1994
                         (Dollar Amounts in Thousands)



                                                                   Percentage
                         Gross    Ceded to    Assumed      Net     of amount
                        premiums    other    from other  premiums   assumed
                        written   companies  companies   written     to net
                        --------  ---------  ----------  --------  ----------
1996:
Premiums
  Medical Malpractice   $ 7,503     4,402      -          3,101         0%
  Legal Malpractice         621       253      -            368         0%
                        -------     -----    -----       ------      -----
  Total Premiums        $ 8,124     4,655      -          3,469         0%
                        =======     =====    =====       ======      =====
1995:
Premiums
  Medical Malpractice   $ 9,523     1,375      -          8,149         0%
  Legal Malpractice         351       131      -            220         0%
                        -------     -----    -----       ------      -----
  Total Premiums        $ 9,874     1,506      -          8,369         0%
                        =======     =====    =====       ======      =====
1994:
Premiums
  Medical Malpractice   $12,272     1,272      -         11,000         0%
  Legal Malpractice          96        72      -             24         0%
                        -------     -----    -----       ------      -----
  Total Premiums        $12,368     1,344      -         11,024         0%
                        =======     =====    =====       ======      =====

See accompanying report of independent auditors.

                                                                     SCHEDULE VI

                             THE TENERE GROUP, INC.

                     SCHEDULE VI - SUPPLEMENTAL INFORMATION
                 Years Ended December 31, 1996, 1995, and 1994
                                 (In Thousands)



                                                      1996      1995      1994
                                                    --------  ---------  -------
Deferred policy acquisition costs                   $    85   $    140      288
Reserves for unpaid losses and loss
 adjustment expenses                                 32,887     26,623   26,280
Discount deducted from unpaid losses
 and loss adjustment expenses                         2,164      2,933    3,627
Unearned premiums                                     6,300     10,447   13,747
Earned premiums                                       7,646     11,901   10,657
Net investment income                                 2,627      2,654    2,639
Losses and loss adjustment expenses
 incurred related to:
   Current year                                       9,813      9,612    8,638
   Prior year                                         1,414      1,936     (441)
Amortization of deferred policy
 acquisition costs                                      340        431      519
Paid losses and loss adjustment
 expenses                                            10,899      7,911    7,806
Gross premiums written                                8,124      9,874   12,368
Discount rates utilized are as follows:                   3%         4%       5%

See accompanying report of independent auditors.

                                EXHIBIT INDEX




EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
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

10.1         Management  Contract, dated July 8, 1994, by and between RCA
             Mutual Insurance Company, Interlex Insurance Co. and Insurance
             Services, Inc.

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

10.4 Addendum No. 1 to Medical Practitioners' Liability Primary Excess of Loss Reinsurance Contract, dated February 1, 1996, by and between RCA Mutual Insurance Company and Certain Reinsurers of
             Lloyd's of London, filed as Exhibit 10.4 to the Registrant's
             Quarterly Report on Form 10-Q for the nine months ended September
             30, 1995, is incorporated herein by reference.

10.5 Addendum No. 2 to Medical Practitioners' Liability Primary Excess of Loss Reinsurance Contract, effective April 27, 1996, by and between RCA Mutual Insurance Company and Certain Reinsurers of
             Lloyd's of London, filed as Exhibit 10.5 to the Registrant's
             Quarterly Report on Form 10-Q for the nine months ended September
             30, 1995, is incorporated herein by reference.

10.6         Reinsurance Cover Note: 95/1146/RM to Medical Practitioners'
             Liability Primary Excess of Loss Reinsurance Contract, dated
             October 16, 1996, by and between RCA Mutual Insurance Company and
             Certain Reinsurers of Lloyd's of London, filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1995, is incorporated herein by reference.

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
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

10.11        Reinsurance Cover Note: 95/1250/IP to Prior Agreement Excess of
             Loss Reinsurance Contract, dated October 16, 1996, by and between
             Interlex Insurance Company and Certain Reinsurers of Lloyd's of
             London, filed as Exhibit 10.11 to the Registrant's Quarterly
             Report on Form 10-Q for the nine months ended September 30, 1995, is incorporated herein by reference.

10.12        Prior Agreement Excess of Loss Reinsurance Contract, commencing
             July 1, 1996, by and between Interlex Insurance Company and
             Certain Reinsurers of Lloyd's of London, filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1995, is incorporated herein by reference.

10.13 Draft Reinsurance Slip by and between Intermed Insurance Company and American Re-Insurance Company filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1996, is incorporated herein by reference.

10.14        Employment Agreement dated May 6, 1996 between The Tenere Group,
             Inc. and Raymond A. Christy, M.D., President and Chief Executive
             Officer, filed as Exhibit 10.14 to the Registrant's Quarterly
             Report on Form 10-Q for the nine months ended September 30, 1996, is incorporated herein by reference.

10.15  Employment Agreement dated May 6, 1996 between The Tenere Group, Inc.
       and Andrew K. Bennett, Vice President-Claims and General Counsel, filed as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1996, is incorporated herein by reference.

10.16  Employment Agreement dated May 6, 1996 between The Tenere Group, Inc.
       and Andrew C. Fischer, Vice President-Underwriting and Policy Services, filed as Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1996, is incorporated herein by reference.

10.17  Employment Agreement dated May 6, 1996 between The Tenere Group, Inc.
       and Clifton R. Stepp, Vice President-Marketing, filed as Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1996, is incorporated herein by reference.

10.18  Employment Agreement dated May 6, 1996 between The Tenere Group, Inc.
       and Joseph D. Williams, Vice President-Finance, Chief Financial Officer and Assistant Treasurer filed, as Exhibit 10.18 to the Registrant's
       Quarterly Report on Form 10-Q for the nine months ended September 30, 1996, is incorporated herein by reference.

10.19  The Tenere Group, Inc. Retirement Plan for Directors effective May 17,
       1996, filed as Exhibit 10.19 to the Registrant's Quarterly Report on
       Form 10-Q for the nine months ended September 30, 1996, is incorporated herein by reference..

10.20  The Tenere Group, Inc. 1996 Long Term Incentive Plan effective April 17,
       1996, filed as Annex A to the Registrant's definitive proxy statements for the 1996 Annual Meeting of Shareholders, is incorporated herein by reference.

10.21 Amendment No. 1 to Employment Agreement, dated February 28, 1997, between the Tenere Group, Inc. and Raymond A. Christy, M.D., President and Chief Executive Officer.

10.22  Amendment No. 1 to Employment Agreement dated February 28, 1997, between
       The Tenere Group, Inc. and Andrew K. Bennett, Vice President-Claims and
       General Counsel.

10.23 Amendment No. 1 to Employment Agreement dated February 28, 1997, between The Tenere Group, Inc. and Andrew C. Fischer, Vice
       President-Underwriting and Policy Services.

10.24  Amendment No. 1 to Employment Agreement dated February 28, 1997, between
       The Tenere Group, Inc. and Clifton R. Stepp, Vice President-Marketing.

10.25  Amendment No. 1 to Employment Agreement dated February 28, 1997, between
       The Tenere Group, Inc. and Joseph D. Williams, Vice President-Finance,
       Chief Financial Officer and Assistant Treasurer.

13   1996 Annual Report to Shareholders

21   Subsidiaries of the Registrant, filed as Exhibit 21 to Registrant's Annual
     Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

27   Financial Data Schedules.