Form 10-Q
period 1997-03-31
TENERE GROUP INC
filed 1997-05-15
CIK 922887

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997

                        Commission file number  0-24800


                             THE TENERE GROUP, INC.
             (Exact name of Registrant as specified in its charter)



     Missouri                                               43-1675969
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)



 1903 E. Battlefield, Springfield, MO                             65804
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


Yes        x           No
       --------            --------

As of March 31, 1997 there were 1,999,774 shares of Common Stock, $.01 par value, issued and outstanding.

                             THE TENERE GROUP, INC.



                                                                 PAGE NO.
                                                                 --------
INDEX


PART I.    FINANCIAL INFORMATION

 ITEM 1.   Financial Statements   (unaudited)

           Consolidated Balance Sheets -
           March 31, 1997 and December 31,  1996

           Consolidated Statements of Operations -
           Three Months ended March 31, 1997  and 1996

           Consolidated Statements of  Cash Flows -
           Three months  ended March 31, 1997 and 1996

           Notes to Consolidated Financial Statements

 ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

PART II.   OTHER INFORMATION

 ITEM 5.   Other Information

 ITEM 6.   Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBIT INDEX

                                               PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                   THE TENERE GROUP, INC.
                                                      AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                            March 31, 1997 and December 31, 1996

                                                                                                         UNAUDITED
                                              Assets                                                       1997         1996
                                              ------                                                       ----         ----
Investments:
  Bonds held available  for sale, at market value (amortized cost -
    $29,104,110 in 1997;  $29,117,835 in 1996)                                                         $28,652,247  $29,370,067
  Common stock                                                                                               8,241          340
                                                                                                       -----------  -----------
      Total investments                                                                                 28,660,488   29,370,407

Other assets:
  Cash and cash equivalents, including interest-bearing
    deposits of $15,774,458 in 1997 and $29,614,311 in 1996                                             16,198,618   16,935,122
  Premiums receivable                                                                                    2,885,636    2,580,691
  Reinsurance recoverable                                                                                7,599,876    7,458,298
  Prepaid reinsurance premiums                                                                             500,000      750,000
  Accrued investment income                                                                                439,659      527,139
  Deferred policy acquisition costs                                                                         97,928       84,550
  Deferred income taxes                                                                                  2,509,149    2,098,792
  Income taxes recoverable                                                                               1,345,101    1,680,190
  Other                                                                                                  1,067,791    1,084,992
                                                                                                       -----------  -----------
      Total other assets                                                                                32,643,758   33,199,774
                                                                                                       -----------  -----------
                                                                                                       $61,304,246  $62,570,181
                                                                                                       ===========  ===========
                               Liabilities and Stockholders' Equity
                               ------------------------------------
Liabilities:
  Reserves for losses and loss adjustment expenses                                                     $32,503,148  $32,887,407
  Unearned premium reserve                                                                               6,475,064    6,300,111
  Reinsurance premium payable                                                                            1,113,696    1,256,381
  Other                                                                                                    607,485      736,579
                                                                                                       -----------  -----------
      Total liabilities                                                                                 40,699,393   41,180,478


Stockholders' equity:
  Common stock, $.01 par value; 7,000,000 shares authorized;
  1,999,774 shares issued and outstanding                                                                   19,998       19,998
  Contributed capital                                                                                   21,940,828   21,940,828
  Retained earnings (accumulated deficit)                                                               (1,355,973)    (571,123)
                                                                                                       -----------  -----------
      Total stockholders' equity                                                                        20,604,853   21,389,703
                                                                                                       -----------  -----------
                                                                                                       $61,304,246  $62,570,181
                                                                                                       ===========  ===========

See  notes to consolidated financial statements

                            THE TENERE GROUP, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended March 31, 1997 and 1996

                                  UNAUDITED

                                                                                  1997         1996
                                                                              -----------  -----------
Revenues:
   Direct premiums written                                                    $2,192,064   $1,529,668
   Premiums ceded to reinsurers                                                  646,824      490,032
                                                                             -----------  -----------
       Net premiums written                                                    1,545,240    1,039,636
   (Increase) decrease in unearned premium reserve                              (141,006)   1,248,639
                                                                             -----------  -----------
       Net premiums earned                                                     1,404,234    2,288,275

   Net investment income                                                         641,256      699,752
                                                                             -----------  -----------
       Total revenues                                                          2,045,490    2,988,027

Losses and expenses:
   Sales and marketing expenses                                                  410,256      316,330
   Other underwriting expenses                                                   538,072      518,305
   Losses and loss adjustment expenses                                         1,595,961    1,900,072
   Dividends to policyholders                                                         --      (10,733)
                                                                             -----------  -----------
       Total losses and expenses                                               2,544,289    2,723,974
                                                                             -----------  -----------

       Income (loss) before income taxes                                        (498,799)     264,053
   Income tax (benefit) expense                                                 (173,437)      90,196
                                                                             -----------  -----------
       Net income (loss)                                                       ($325,362)  $  173,857
                                                                             ===========  ===========
       Net income (loss) per share                                                ($0.16)       $0.09
                                                                             ===========  ===========
Stockholders' equity:
       Beginning of period                                                   $21,389,703  $24,537,278
       Change in unrealized investment gains (losses)                           (459,488)    (431,448)
       Net income (loss)                                                        (325,362)     173,857
                                                                             -----------  -----------
       End of period                                                         $20,604,853  $24,279,687
                                                                             ===========  ===========

See  notes to consolidated financial statements

                            THE TENERE GROUP, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 1997 and 1996

                                   UNAUDITED


                                                              1997         1996
                                                           -----------  -----------
Net income (loss)                                           ($325,362)    $173,857
Adjustments to reconcile net income (loss)  to net cash
  from operating activities:
    Depreciation and amortization expense                      39,352       40,092
    Net change in deferred acquisition costs                  (13,378)      45,494
    Deferred income tax  (benefit)                           (173,652)     (71,161)
    Net amortization of discount on bonds                      13,726       33,619
    Change in operating assets and liabilities:
      Premiums receivable                                    (304,945)     793,502
      Reinsurance balances                                    (34,263)    (760,141)
      Accrued investment income                                87,480      118,995
      Income taxes recoverable (payable)                      335,089      (62,085)
      Other assets                                             10,314     (410,304)
      Reserve for losses and loss adjustment expenses        (384,259)      75,766
      Unearned premium reserve                                174,953   (1,273,802)
      Policyholder dividends payable                               --     (107,170)
      Other liabilities                                      (129,094)    (261,242)
                                                           ----------  -----------
       Net cash used in operating activities                 (704,039)  (1,664,580)
                                                           ==========  ===========

Cash flows from investing activities:
  Maturity of bonds held to maturity or available for sale         --    1,700,000
  Purchase of bonds held to maturity or available for sale         --   (3,582,168)
  Purchase of furniture and equipment                         (32,465)     (41,101)
                                                           ----------  -----------
    Net cash provided by (used in) investing activities       (32,465)  (1,923,269)
                                                           ----------  -----------

  Net decrease in cash and cash equivalents                  (736,504)  (3,587,849)

    Cash and cash equivalents at beginning of period       16,935,122   31,180,925
                                                          -----------  -----------
    Cash and cash equivalents at end of period            $16,198,618  $27,593,076
                                                          ===========  ===========

See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been made. Such adjustments consisted of only normal recurring items. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may occur for the full year. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1996 Annual Report.


     (2)  INVESTMENTS

      The amortized cost and estimated market values of investments in bonds as of March 31, 1997 and December 31, 1996 are as follows:




March 31, 1997                                        Gross            Gross         Estimated
                                   Amortized         unrealized      unrealized        market
Type of Investment                   cost              gains           losses           value
------------------                 ---------        -----------      ----------       ---------
Available-for-sale:
  United States government,
    government agencies and
    authorities                   $27,235,736            28,125        (478,836)      26,785,025
  States, municipalities and
    political subdivisions          1,868,374               486          (1,638)       1,867,222
                                  -----------          --------       ---------      -----------
      Total available-for-sale    $29,104,110            28,611        (480,474)      28,652,247
                                  ===========          ========       =========      ===========

December 31, 1996                                     Gross           Gross         Estimated
                                  Amortized         unrealized      unrealized        market
Type of Investment                  cost               gains          losses           value
------------------                ---------         ----------      ----------       ----------

Available-for-sale:
  United States government,
    government agencies and
    authorities                   $27,246,527           364,640        (136,238)      27,474,929

  States, municipalities and
    political subdivisions          1,871,308            23,830              --        1,895,138
                                  -----------         ---------       ---------      -----------
      Total available-for-sale    $29,117,835           388,470        (136,238)      29,370,067
                                  ===========         =========       =========      ===========

      The amortized cost and market values of debt securities at March 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay.



                                              Amortized    Market
                                                cost        value
                                              ---------   ---------
Due in one year or less                    $  1,500,983   1,503,795
Due after one year through five years         6,485,902   6,370,194
Due after five years through ten years       21,117,224  20,778,257
                                           ------------  ----------
                                           $ 29,104,109  28,652,246
                                           ============  ==========


Proceeds from sales of available for sale securities for the three months ended March 31, 1996 were $1,700,000. Gross losses on those sales were $919 in 1996.

Net investment income for the three months ended March 31, 1997 and 1996 is comprised of the following:


                                         March 31,  March 31,
                                           1997       1996
                                         ---------  ---------
Investment income:

  Interest on cash equivalents
  and repurchase  agreements              $210,287   $427,036


  Interest on bonds                        475,804    293,986
                                          --------   --------
    Gross investment income               $686,091   $721,022
    Investment expenses                     44,835     21,270
                                          --------   --------
    Net investment income                 $641,256   $699,752
                                          ========   ========

Bonds with an amortized cost of $1,790,079 at March 31, 1997 and $1,790,138 at December 31, 1996 were on deposit with the Department of Insurance of the State of Missouri. These bonds and the interest income thereon are included in the above amounts.

The net change in unrealized investment gains (losses) are as follows:

                                                  March 31,       March 31,
                                                     1997          1996
                                                 -----------     -----------
  Gross unrealized investment gains (losses)     ($696,194)       (653,707)
  Federal income taxes                            (236,706)       (222,259)
                                                 ---------       ---------
                                                 ($459,488)      ($431,448)
                                                 =========       =========

(3)  RESERVE FOR LOSSES AND LOSS
     ADJUSTMENT EXPENSES AND REINSURANCE

      A summary of the reserves for losses and loss adjustment expenses follows:




                                           March 31,   December 31,
                                             1997          1996
                                          -----------  ------------
Undiscounted reserve for losses and loss
 adjustment expenses                      $34,795,887   $35,051,777
Less discount                              (2,292,739)   (2,164,370)
                                          -----------   -----------
Discounted reserve for losses and loss
 adjustment expenses                      $32,503,148   $32,887,407
                                          ===========   ===========

Premiums, premium related reinsurance amounts and reinsurance recoveries for the three months ended March 31, 1997 and 1996 are summarized as follows:



                                         March 31,  March 31,
                                           1997       1996
                                         ---------  ---------
Ceded premiums on an earned basis         $615,227   $518,627
                                          ========   ========
Ceded loss and loss adjustment expenses   $208,420   $447,357
                                          ========   ========

Activity in the reserve for loss and loss adjustment expenses during the periods ended
March 31, 1997 and March 31, 1996 was:



                                          March 31,    March 31,
                                            1997         1996
                                         -----------  -----------
Balance at January 1                     $32,887,407  $26,623,138
Less reinsurance recoverable on unpaid
 loss and loss adjustment expenses         7,099,463    1,162,495
                                         -----------  -----------
                                         $25,787,944  $25,460,643
Incurred related to:
 Current year                              1,495,656    2,438,776
 Prior year                                  100,305     (538,704)
                                         -----------  -----------
  Total incurred                           1,595,961    1,900,072
                                         -----------  -----------
Paid related to:
 Current year                                 93,817      293,983
 Prior year                                2,094,823    2,145,025
                                         -----------  -----------
  Total paid                               2,188,640    2,439,008
                                         -----------  -----------

Plus reinsurance recoverable on unpaid    25,195,265   24,921,707
 loss and loss adjustment expenses         7,307,883    1,609,852
                                         -----------  -----------
Balance at end of period                 $32,503,148  $26,531,559
                                         ===========  ===========

     (4)  FEDERAL INCOME TAXES

      The Company files a consolidated federal income tax return. Income tax expense (benefit) varies from the amount which would be provided by applying the federal income tax rates to income (loss) before income taxes. The following reconciles the expected income tax expense (benefit) using the federal statutory tax rate of 34% to the income tax expense (benefit) reported herein for the three months ended March 31, 1997 and March 31, 1996:



                                              March 31,  March 31,
                                                1997       1996
                                             ----------  ---------
Expected tax expense (benefit) using
  statutory rates                            ($167,146)     $9,895
Other, net                                      (6,291)        301
                                             ---------     -------
                                             ($173,437)    $90,196
                                             =========     =======

     Income taxes consist of the following at March 31, 1997 and 1996:


                                           March 31,   March 31,
                                              1997       1996
                                           ----------  ---------
Current expense                                   215   $161,357
Deferred expense (benefit)                   (173,652)   (71,161)
                                            ---------   --------
                  Income taxes              ($173,437)   $90,196
                                            =========   ========

      Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. The sources of these differences and the tax effect of each are as follows:


                                             March 31,   March 31,
                                               1997        1996
                                            ----------  ----------
Losses and loss adjustment expenses
 incurred for financial reporting
 purposes but not deductible for
 tax purposes                                  78,005   ($153,962)
Unearned premiums not deductible for
 tax purposes                                  (9,589)     84,907
Deferred compensation                         (55,097)         --
Net operating loss carryforward              (188,461)         --
Other, net                                      1,705      (2,106)
                                            ---------    --------
                                            ($173,437)   ($71,161)
                                            =========    ========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1997 and December 31, 1996 are presented below:



                                                   March 31,   December 31,
                                                     1997         1996
                                                  ----------  ------------
Deferred tax assets:
  Discounted unpaid loss reserves                $1,775,214     1,853,219
  Discounted unearned premium reserves              420,074       410,485
  Investments adjusted to market value              150,947        88,400
  Deferred commissions payable                       29,974        26,916
  Deferred compensation                             143,497            --
  Net operating loss carryforward                   435,033       246,571
                                                 ----------    ----------
         Total gross deferred tax assets          2,954,739     2,625,591
         Less valuation allowance                  (400,000)     (400,000)
                                                 ----------    ----------
         Net deferred tax assets                 $2,554,739    $2,225,591


Deferred tax liabilities:
  Investments adjusted to market value                  --        (85,758)
  Deferred acquisition costs                        (33,296)      (28,747)
  Other                                             (12,294)      (12,294)
                                                 ----------    ----------
         Total gross deferred liabilities           (45,590)     (126,799)
                                                 ----------    ----------
         Net deferred tax asset                  $2,509,149    $2,098,792
                                                 ==========    ==========

      The valuation allowance for deferred tax assets at March 31, 1997 was $400,000. Based on the Company's historical earnings, future expectations of adjusted taxable income and its ability to change its investment strategy, as well as reversing gross deferred tax liabilities, management believes it is more likely than not that the Company will fully realize the gross deferred tax assets less the valuation allowance. However, there can be no assurances that the Company will generate the necessary adjusted taxable income in any future period.

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

      Reconciliations of statutory net income (loss), as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements for the three months ended March 31, 1997 and 1996 are as follows:

                                                         March 31,  March 31,
                                                           1997       1996
                                                           ----       ----
Net income (loss) of insurance companies                ($325,822) $170,190
  Increase (decrease):
  Deferred policy acquisition costs                        13,372   (45,494)
  Deferred income taxes                                   173,652    71,161
  Deferred compensation                                  (162,050)       --
  Other adjustments, net                                  (24,514)  (22,000)
                                                        ---------  --------
Net income  (loss) as reported herein                   ($325,362) $173,857
                                                        =========  ========

Reconciliations of statutory capital and surplus, as determined using statutory accounting principles, to stockholders' equity included in the accompanying consolidated financial statements at March 31, 1997 and December 31, 1996 are as follows:


                                                        March 31,  December 31,
                                                          1997         1996
                                                      -----------  ------------
Statutory capital and surplus of insurance companies  $23,973,435   $24,305,304
Stockholder's equity of noninsurance subsidiaries         172,132       196,652
                                                      -----------   -----------
Combined capital and surplus                           24,145,568    24,501,956

Increase (decrease):
 Deferred policy acquisition costs                         97,928        84,550
 Deferred income taxes                                  2,511,835     2,098,792
 Net unrealized gain (loss) on investments booked at     (293,015)      166,473
  market
 Deferred compensation                                   (422,051)     (260,000)
 Non-admitted assets and other adjustments, net           450,346       799,624
 Consolidating eliminations and adjustments            (5,885,758)   (6,001,692)
                                                      -----------   -----------
Stockholders' equity as reported herein               $20,604,853   $21,389,703
                                                      ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses the Company's financial condition at March 31, 1997 as compared with December 31, 1996 and results of operations for the three months ended March 31, 1997 and 1996.

RESULTS OF OPERATIONS

Net premiums written in the three-month period ended March 31, 1997 totaled $1.5 million, an increase of $506,000 or 48.6% over the same period in 1996. There were increases over the prior year period in both medical and legal malpractice premiums as shown below:

                                            PERIOD ENDED MARCH 31


                                        1997         1996      CHANGE
                                        ----------  ---------  -------
          MEDICAL
          -------
          Direct premiums written       $1,875,000  1,404,000   +33.5%
          Premiums ceded to reinsurers     498,000    439,000   +13.4%
                                        ----------  ---------  -------
          Net premiums written          $1,377,000    965,000   +42.7%

          LEGAL
          -----

          Direct premiums written       $  317,000    125,000  +153.6%
          Premiums ceded to reinsurers     149,000     51,000  +192.2%
                                        ----------  ---------  -------
          Net premiums written            $168,000     74,000  +127.0%


The increase in medical premiums is attributable to the Company's entry into the State of Texas through a physician-sponsored purchasing group, Intermedical of Texas, Inc., in late 1996. Premiums written in Texas during the first three months of 1997 totaled $530,000. The sales goal for Texas medical malpractice direct premiums written in 1997 is $4.0 million. The increase in legal premiums is due to the continued success of the Company's direct market effort, primarily in the State of Missouri. The number of insureds increased by 37 in the first quarter of 1997, from 424 to 461. The sales goal for legal malpractice direct premiums written in 1997 is $1.5 million. Both sales goals appear attainable at this time.

Premiums ceded to reinsurers were $157,000 higher than the prior year period due to an increase in losses ceded under the medical company's primary excess of loss treaty with Lloyd's Underwriters.

There was an increase of $141,000 in the net unearned premium reserve (UPR) due to the increase in premiums written in the quarter. Premiums are earned over the twelve-month life of a policy.

Net premiums earned in the first quarter of 1997 were 38.6% below the prior year period despite the increase in premiums written because of the change in the UPR. In the 1996 period, the UPR decreased by $1,249,000, increasing earned premiums; in the current quarter, the UPR increased by $141,000, decreasing earned premiums. Growth in the UPR is a positive sign because these premiums will be earned over the following twelve months.

Net investment income in the first quarter of 1997 was $641,000, 8.4% below the comparable period in 1996. Continued restructuring of the portfolio in 1996 was one factor as were changes in the amortization of premium and discount.

Sales and marketing expense were $410,000 in the three months ended March 31, 1997 compared to $316,000 in the prior year period, an increase of $94,000 or approximately 30%. The increase was due to establishment of a sales office in Austin, Texas in mid-1996 and to expansion of the Home Office direct marketing staff. Other underwriting expenses increased approximately 4% from period to period with small increases in a number of expense categories. The expense ratio in the first quarter of 1997 was 43.3% compared to 54.6% in the first quarter of 1996. The improvement in the ratio despite the increase in the overall level of expenses was due to the significant increase in premiums written discussed above.

Losses and loss adjustment expenses totaled $1,596,000 in the first quarter of 1997 compared to $1,900,000 in the comparable period of 1996, a decrease of $304,000 or 16%. Ten claims were closed with indemnity in the first quarter of 1997 with an average indemnity of $140,000. In the same period of 1996, 14 claims were closed with an average indemnity of $112,000. Despite the significant decrease in losses and loss adjustment expenses between periods, the loss ratio increased from 83.0% in the first quarter of 1996 to 113.7% in the current period because of the decrease in premiums earned discussed above.

There was a loss of $499,000 before federal income taxes (FIT) in the period ended March 31, 1997 compared to a gain of $264,000 in the comparable period of 1996. The current period loss resulted in an income tax benefit of $173,000 compared to an FIT expense of $90,000 in the prior year period.

The net loss for the first quarter of 1997 was $325,000 compared to net income of $174,000 in the first quarter of 1996.

FINANCIAL CONDITION

Total assets declined $1,266,000 in the first quarter of 1997, from $62,570,000 at December 31, 1996 to $61,304,000 at March 31, 1997. The primary reasons for the decline were:

1. Total investments decreased by $710,000 in the current period due to a change in the market value of bonds. All investments in bonds are classified as available for sale and are carried at market. Changes in the market values of bonds and common stocks are reflected in the equity section net of income taxes. There was an unrealized loss of $444,000 at March 31, 1997 compared to an unrealized gain of $252,000 at the prior year end.

2. Cash and cash equivalents declined $736,000 in the period due primarily to a negative cash flow from operations of $704,000.

The increase in deferred income taxes in the first quarter of 1997 was due to an increase in deferred compensation, unrealized gains and losses and an increase in the net operating loss carryforward.

Total liabilities decreased by $481,000 or approximately 1% due primarily to a $384,000 reduction in reserves for losses and loss adjustment expenses.

Stockholders' equity declined $785,000 in the quarter, from $21,390,000 at December 31, 1996 to $20,605,000 at March 31, 1997. The decrease was due to the net loss of $325,000 and a $459,000 change in the market value of bonds and stocks, net of federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations in the first quarter of 1997 was a negative $704,000 compared to a negative cash flow of $1,665,000 in the prior year period. A refund of $335,000 from the IRS and a $208,000 reduction in loss and expenses payments were the primary factors in the improvement.

The Company anticipates that net investment income of $2.6 million in 1997 and a cash position of $16.2 million at March 31, 1997 will provide sufficient liquidity to fund operations without necessitating the sale of bonds or obtaining alternative financing to meet cash requirements.

PART II.   OTHER INFORMATION

ITEM 5.        OTHER INFORMATION

The FASB has issued Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings per Share," which is effective for periods ending after December 15, 1997, including interim periods. SFAS 128 establishes standards for computing and presenting earnings per share and applies to all entities with publicly held common stock or potential common stock. The company will implement the statement in the required period.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:  See Exhibit Index

               (b)  Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             THE TENERE GROUP, INC.
                             (Registrant)




May 13, 1997                 /s/  J D Williams
------------                 -------------------------------
   Date                           Joseph D. Williams, CPA
                                  Vice President - Finance,
                                  Chief Financial Officer and
                                  Principal Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT NO.      DESCRIPTION
-----------  --------------------
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

10.1 Management Contract, dated July 8, 1994, by and between RCA Mutual Insurance Company, Interlex Insurance Co. and Insurance Services, Inc., filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

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

10.18 Employment Agreement dated May 6, 1996 between The Tenere Group, Inc. and Joseph D. Williams, Vice President-Finance, Chief Financial Officer and Assistant Treasurer filed as Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1996, is incorporated herein by reference.

10.19 The Tenere Group, Inc. Retirement Plan for Directors effective May 17, 1996, filed as Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1996, is incorporated herein by reference.

10.20 The Tenere Group, Inc. 1996 Long Term Incentive Plan effective April 17, 1996 filed as Annex A to the Registrant's definitive proxy statements for the 1996 Annual Meeting of Shareholders, is incorporated herein by reference.

10.21 Amendment No. 1 to Employment Agreement, dated February 28, 1997, between The Tenere Group, Inc. and Raymond A. Christy, M.D., President and Chief Executive Officer, filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.22 Amendment No. 1 to Employment Agreement dated February 28, 1997, between The Tenere Group, Inc. and Andrew K. Bennett, Vice President-Claims and General Counsel, filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.23 Amendment No. 1 to Employment Agreement dated February 28, 1997, between The Tenere Group, Inc. and Andrew C. Fischer, Vice President-Underwriting and Policy Services, filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.24 Amendment No. 1 to Employment Agreement dated February 28, 1997, between The Tenere Group, Inc. and Clifton R. Stepp, Vice
        President-Marketing, filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.25 Amendment No. 1 to Employment Agreement dated February 28, 1997, between The Tenere Group, Inc. and Joseph D. Williams, Vice President-Finance, Chief Financial Officer and Assistant Treasurer, filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

27      Financial Data Schedules