Form 10-Q
period 1997-06-30
TENERE GROUP INC
filed 1997-08-14
CIK 922887

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

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


Yes      x     No
     ---------    ---------

As of June 30, 1997 there were 1,999,774 shares of Common Stock, $.01 par value, issued and outstanding.

                            THE TENERE GROUP, INC.

                                                                      PAGE NO.
                                                                      -------
INDEX

PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements   (unaudited)

          Consolidated Balance Sheets -
          June 30, 1997 and December 31, 1996                              3

          Consolidated Statements of Operations -
          Three Months ended June 30, 1997  and 1996                       4

          Consolidated Statements of Operations -
          Six Months ended June 30, 1997 and 1996                          5

          Consolidated Statements of  Cash Flows -
          Six months  ended June 30, 1997 and 1996                         6

          Notes to Consolidated Financial Statements                       7

     ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             12

PART II.  OTHER INFORMATION

     ITEM 5.  Other Information                                           16

     ITEM 6.  Exhibits and Reports on Form 8-K                            16


SIGNATURES                                                                17

EXHIBIT INDEX                                                             18

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            THE TENERE GROUP, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and December 31, 1996

                                                                                                      UNAUDITED

                                              Assets                                                    1997             1996
                                              ------                                                ------------      -----------
Investments:
  Bonds held available for sale, at market value (amortized cost -
   $27,640,384 in 1997; $29,117,835 in 1996)                                                         $27,722,267      $29,370,067
  Common stock, at market value                                                                           10,239              340
                                                                                                    ------------      -----------
     Total investments                                                                                27,732,506       29,370,407

Other assets:
  Cash and cash equivalents, including interest-bearing
    deposits of $17,407,130 in 1997 and $14,889,744 in 1996                                           17,168,365       16,935,122
  Premiums receivable                                                                                  2,972,835        2,580,691
  Reinsurance recoverable                                                                              7,696,400        7,458,298
  Prepaid reinsurance premiums                                                                           250,000          750,000
  Accrued investment income                                                                              522,323          527,139
  Deferred policy acquisition costs                                                                      110,933           84,550
  Deferred income taxes                                                                                2,249,383        2,098,792
  Income taxes recoverable                                                                             1,345,101        1,680,190
  Other                                                                                                1,004,191        1,084,992
                                                                                                    ------------      -----------
     Total other assets                                                                               33,319,531       33,199,774
                                                                                                    ------------      -----------
     Total assets                                                                                    $61,052,037      $62,570,181
                                                                                                    ============      ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Liabilities:
  Reserves for losses and loss adjustment expenses                                                   $32,044,097      $32,887,407
  Unearned premium reserve                                                                             7,070,186        6,300,111
  Reinsurance premium payable                                                                                  -        1,256,381
  Other                                                                                                  806,014          736,579
                                                                                                    ------------      -----------
    Total liabilities                                                                                 39,920,297       41,180,478

Stockholders' equity:
  Common stock, $.01 par value; 7,000,000 shares authorized;
     1,999,774 shares issued and outstanding                                                              19,998           19,998
  Contributed capital                                                                                 21,940,828       21,940,828
  Retained earnings (accumulated deficit)                                                               (829,086)        (571,123)
                                                                                                    ------------      -----------
     Total stockholders' equity                                                                       21,131,740       21,389,703
                                                                                                    ------------      -----------
     Total liabilities and stockholders' equity                                                      $61,052,037      $62,570,181
                                                                                                    ============      ===========

                See notes to consolidated financial statements

                            THE TENERE GROUP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended June 30, 1997 and 1996
                                   UNAUDITED

                                                                                                 1997                 1996
                                                                                              ----------           ----------
Revenues:
  Direct premiums written                                                                    $ 2,508,230          $ 2,672,039
  Premiums ceded to reinsurers                                                                  (459,420)            (995,307)
                                                                                             -----------          -----------
     Net premiums written                                                                      2,048,810            1,676,732
  (Increase) decrease in unearned premium reserve                                               (668,218)             671,140
                                                                                             -----------          -----------
     Net premiums earned                                                                       1,380,592            2,347,872

  Net investment income                                                                          644,440              657,733
                                                                                             -----------          -----------
     Total revenues                                                                            2,025,032            3,005,605

Losses and expenses:
  Sales and marketing expenses                                                                   377,763              170,092
  Other underwriting expenses                                                                    446,076              404,233
  Losses and loss adjustment expenses                                                            950,558            2,324,584
  Dividends to policyholders                                                                           -               (3,347)
                                                                                             -----------          -----------
     Total losses and expenses                                                                 1,774,397            2,895,562

     Income before income taxes                                                                  250,635              110,043
     Income tax expense                                                                          (77,378)             (21,112)
                                                                                             -----------          -----------
     Net income                                                                              $   173,257          $    88,931
                                                                                             ===========          ===========
     Net income per share                                                                    $      0.09          $      0.04
                                                                                             ===========          ===========

Stockholders' equity:
     Beginning of period                                                                     $20,604,853          $24,279,687
     Change in unrealized investment gains (losses)                                              353,630             (144,292)
     Net income                                                                                  173,257               88,931
                                                                                             -----------          -----------
     End of period                                                                           $21,131,740          $24,224,326
                                                                                             ===========          ===========

                See notes to consolidated financial statements

                            THE TENERE GROUP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    Six Months Ended June 30, 1997 and 1996
                                   UNAUDITED

                                                                                                   1997                1996
                                                                                               -----------          -----------
Revenues:
  Direct premiums written                                                                      $ 4,700,294          $ 4,201,707
  Premiums ceded to reinsurers                                                                  (1,106,244)          (1,485,339)
                                                                                               -----------          -----------
     Net premiums written                                                                        3,594,050            2,716,368
  (Increase) decrease in unearned premium reserve                                                 (809,224)           1,919,779
                                                                                               -----------          -----------
     Net premiums earned                                                                         2,784,826            4,636,147

  Net investment income                                                                          1,285,696            1,335,113
                                                                                               -----------          -----------
     Total revenues                                                                              4,070,522            5,971,260

Losses and expenses:
  Sales and marketing expenses                                                                     788,019              486,422
  Other underwriting expenses                                                                      984,148              900,166
  Losses and loss adjustment expenses                                                            2,546,519            4,224,656
  Dividends to policyholders                                                                             -              (14,080)
                                                                                               -----------          -----------
     Total losses and expenses                                                                   4,318,686            5,597,164

     Income (loss) before income taxes                                                            (248,164)             374,096
     Income tax benefit (expense)                                                                   96,059             (111,308)
                                                                                               -----------          -----------
     Net income (loss)                                                                         $  (152,105)         $   262,788
                                                                                               ===========          ===========
     Net income (loss) per share                                                               $     (0.08)         $      0.13
                                                                                               ===========          ===========
Stockholders' equity:
     Beginning of period                                                                       $21,389,703          $24,537,278
     Change in unrealized investment gains (losses)                                               (105,858)            (575,740)
     Net income (loss)                                                                            (152,105)             262,788
                                                                                               -----------          -----------
     End of period                                                                             $21,131,740          $24,224,326
                                                                                               ===========          ===========


                See notes to consolidated financial statements

                            THE TENERE GROUP, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  UNAUDITED

                                                                                    1997               1996
                                                                               -------------       -------------
Cash flows from operating activities
    Premiums received from policyholders                                       $   4,149,886       $   4,442,065
    Premiums paid to reinsurers                                                   (1,841,411)         (1,337,134)
    Dividends paid to policyholders                                                      -              (147,635)
    Losses and loss adjustment expenses paid                                      (3,666,005)         (5,838,945)
    Commissions paid                                                                (101,719)           (102,858)
    Cash paid to suppliers and employees                                          (1,453,924)         (1,749,456)
    Interest received                                                              1,403,659           1,452,685
    Income taxes received (paid)                                                     335,089            (546,155)
                                                                               -------------       -------------
         Net cash used in operating activities                                    (1,174,425)         (3,827,433)

Cash flows from investing activities:
    Maturity of bonds held to maturity or available for sale                       1,450,000           1,700,000
    Purchase of bonds held to maturity or available for sale                             -            (9,706,011)
    Redemption on stock rights                                                            56                 -
    Purchase of intangible asset                                                         -              (400,000)
    Purchase of furniture and equipment                                              (42,388)           (419,267)
                                                                               -------------       -------------
         Net cash provided by (used in) investing activities                       1,407,668          (8,825,278)

    Net increase (decrease) in cash and cash equivalents                             233,243         (12,652,711)

         Cash and cash equivalents at beginning of period                         16,935,122          31,180,925
                                                                               -------------       -------------
         Cash and cash equivalents at end of period                            $  17,168,365          18,528,214
                                                                               =============       =============

Reconciliation of net income to net cash used in operating activities
    Net income (loss)                                                          $    (152,105)            262,788
    Adjustments to reconcile net income (loss) to net cash
       from operating activities:
         Depreciation and amortization expense                                       130,959             160,350
         Net change in deferred acquisition costs                                    (26,383)             49,602
         Deferred income tax (benefit)                                               (96,059)             45,918
         Net amortization of discount on bonds                                        27,451              60,673
         Change in operating assets and liabilities
           Premiums receivable                                                      (392,144)            487,670
           Reinsurance balances                                                     (994,483)         (1,629,806)
           Accrued investment income                                                   4,816             (29,493)
           Income taxes recoverable (payable)                                        335,089            (480,765)
           Other assets                                                              (10,662)           (291,057)
           Reserve for losses and loss adjustment expenses                          (843,310)           (241,881)
           Unearned premium reserve                                                  770,075          (1,998,244)
           Policyholder dividends payable                                                -              (161,715)
           Other liabilities                                                          72,331             (61,473)
                                                                               -------------       -------------
           Net cash used in operating activities                               $  (1,174,425)      $  (3,827,433)
                                                                               =============       =============


                See notes to consolidated financial statements

                            THE TENERE GROUP, INC.
                               AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial statements.
        In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been made. Such adjustments consisted of only normal recurring items. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results which may occur for the full year. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1996 Annual Report.

        Certain reclassifications to 1996 amounts were made to conform with 1997 presentation. Included in such reclassifications was the following material item:


                                                      As Reported   As Restated

            Net cash used in operating activities     (4,227,433)   (3,827,433)
            Net cash used in investing activities     (8,425,278)   (8,825,278)


(2)  INVESTMENTS

        The amortized cost and estimated market values of investments in bonds as of June 30, 1997 and December 31, 1996 are as follows:


June 30,  1997                                      Gross        Gross       Estimated
                                    Amortized     unrealized   unrealized     market
Type of Investment                    cost          gains        losses        value
------------------                    ----          -----        ------        -----

Available-for-sale:
   United States government,
     government agencies and
     authorities                   $25,774,944    263,516      (208,859)     25,829,601

   States, municipalities and
     political subdivisions          1,865,440     27,226             --      1,892,666
                                   -----------    -------      ---------     ----------
       Total available-for-sale    $27,640,384    290,742      (208,859)     27,722,267
                                   ===========    =======      =========     ==========


December 31, 1996                                           Gross            Gross            Estimated
                                      Amortized           unrealized       unrealized          market
Type of Investment                      cost                gains            losses             value
------------------                      ----                -----            ------             -----
Available-for-sale:
    United States government,
      government agencies and
      authorities                     $27,246,527           364,640         (136,238)         27,474,929

    States, municipalities and
      political subdivisions            1,871,308            23,830                -           1,895,138
                                      -----------           -------         --------          ----------
         Total available-for-sale     $29,117,835           388,470         (136,238)         29,370,067
                                      ===========           =======         ========          ==========

      The amortized cost and market values of debt securities at June 30, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay.


                                                      Amortized        Market
                                                        cost            value
                                                        ----            -----
           Due in one year or less                  $     50,453         50,727
           Due after one year through five years       6,470,178      6,455,376
           Due after five years through ten years     21,119,753     21,216,164
                                                    ------------     ----------
                                                    $ 27,640,384     27,722,267
                                                    ============     ==========

      Net investment income for the six months ended June 30, 1997 and 1996 is comprised of the following:


                                                       June 30,       June 30,
                                                         1997           1996
                                                      ----------      ---------
Investment income:

     Interest on cash equivalents and
        repurchase  agreements                          $425,295        706,746

     Interest on bonds                                   946,097        714,759
                                                      ----------      ---------
        Gross investment income                        1,371,392      1,421,505
        Investment expenses                              (85,696)       (86,392)
                                                      ----------      ---------
        Net investment income                         $1,285,696      1,335,113
                                                      ==========      =========

      Bonds with an amortized cost of $1,794,650 at June 30, 1997 and $1,790,138 at December 31, 1996 were on deposit with the Department of Insurance of the State of Missouri. These bonds and the interest income thereon are included in the above amounts.


The net change in unrealized investment gains/losses are as follows:

                                                        June 30,       June 30.
                                                          1997           1996
                                                          ----           ----
        Net unrealized investment gains/losses         $(160,390)      (872,332)
        Federal income (taxes) benefit                    54,532        296,592
                                                       ---------       --------
                                                       $(105,858)      (575,740)
                                                       =========       ========

(3)  RESERVE FOR LOSSES AND LOSS
      ADJUSTMENT EXPENSES AND REINSURANCE

        A summary of the reserves for losses and loss adjustment expenses follows:



                                                      June 30,     December 31,
                                                        1997          1996
                                                        ----          ----
         Undiscounted reserve for losses and loss
             adjustment expenses                     $34,393,233    35,051,777
         Less discount                                (2,349,136)   (2,164,370)
         Discounted reserve for losses and loss      -----------    ----------
             adjustment expenses                     $32,044,097    32,887,407
                                                     ===========    ==========

        Premiums, premium related reinsurance amounts and reinsurance recoveries for the six months ended June 30, 1997 and 1996 are summarized as follows:


                                                       June 30       June 30
                                                         1997          1996
                                                         ----          ----
         Ceded premiums                               $1,106,244     1,485,339
                                                      ==========     =========
         Ceded loss and loss adjustment expenses        $374,614     2,267,212
                                                      ==========     =========

        Activity in the reserve for loss and loss adjustment expenses during the periods ended June 30, 1997 and 1996 was:



                                                      June 30,       June 30
                                                        1997           1996
                                                        ----           ----
         Balance at January 1                        $32,887,407    26,623,138
         Less reinsurance recoverable on  unpaid
           loss and loss adjustment expenses           7,099,463     1,162,495
                                                     -----------    ----------
                                                      25,787,944    25,460,643
         Incurred related to:
           Current year                                2,373,847     3,435,048
           Prior year                                    172,672       789,608
                                                     -----------    ----------
                 Total incurred                        2,546,519     4,224,656
                                                     -----------    ----------
         Paid related to:
           Current year                                  375,041       857,052
           Prior year                                  3,389,402     5,451,867
                                                     -----------    ----------
                 Total paid                            3,764,443     6,308,919
                                                     -----------    ----------

                                                      24,570,020    23,376,380
         Plus reinsurance recoverable on  unpaid
           loss and loss adjustment expenses           7,474,077     3,017,532
                                                     -----------    ----------
         Balance at June 30                          $32,044,097    26,393,912
                                                     ===========    ==========

(4) FEDERAL INCOME TAXES

      The Company files a consolidated federal income tax return. Income tax expense (benefit) varies from the amount which would be provided by applying the federal income tax rates to income (loss) before income taxes. The following reconciles the expected income tax expense (benefit) using the federal statutory tax rate of 34% to the income tax expense (benefit) reported herein for the six months ended June 30, 1997 and 1996:

                                                             June 30,         June 30,
                                                               1997             1996
                                                               ----             ----
      Expected tax expense (benefit) using statutory
        rates                                                $(84,375)         127,193
      Other, net                                              (11,684)         (15,885)
                                                             --------          -------
                                                             $(96,059)         111,308
                                                             ========          =======

      Income taxes consist of the following at June 30, 1997 and 1996:


                                                              June 30,         June 30,
                                                               1997             1996
                                                               ----             ----
      Current expense                                         $     -           65,390
      Deferred expense (benefit)                              (96,059)          45,918
                                                             --------         --------
        Income taxes                                         $(96,059)        $111,308
                                                             ========         ========

      Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. The sources of these differences and the tax effect of each are as follows:

                                                               June 30,          June 30,
                                                                1997              1996
                                                                ----              ----
      Losses and loss adjustment expenses
        incurred for financial reporting
        purposes but not deductible for
        tax purposes                                          $24,924          (87,073)
      Unearned premiums not deductible for
        tax purposes                                          (55,028)         130,545
      Deferred compensation                                  (102,642)               -
      Net operating loss carryforward                          31,623                -
      Other, net                                                5,064            2,446
                                                             --------           ------
                                                             $(96,059)          45,918
                                                             ========           ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997 and December 31, 1996 are presented below:

                                                                          June 30,      December 31,
                                                                            1997           1996
                                                                            ----           ----
       Deferred tax assets:
        Discounted unpaid loss reserves                                   $1,828,295     1,853,219
        Discounted unearned premium reserves                                 465,513       410,485
        Investments adjusted to market value                                       -        88,400
        Deferred commissions payable                                          30,822        26,916
        Deferred compensation                                                191,042             -
        Net operating loss carryforward                                      214,948       246,571
                                                                          ----------    ----------
                      Total gross deferred tax assets                      2,730,620     2,625,591
                      Less valuation allowance                              (400,000)     (400,000)
                                                                          ----------    ----------
                      Net deferred tax assets                              2,330,620     2,225,591


   Deferred tax liabilities:
        Investments adjusted to market value                                 (31,226)      (85,758)
        Deferred acquisition costs                                           (37,717)      (28,747)
        Other                                                                (12,294)      (12,294)
                                                                          ----------    ----------
                      Total gross deferred liabilities                       (81,237)     (126,799)
                                                                          ----------    ----------
                      Net deferred tax asset                              $2,249,383     2,098,792
                                                                          ==========    ==========

     The valuation allowance for deferred tax assets at June 30, 1997 was $400,000. Based on the Company's historical earnings, future expectations of adjusted taxable income and its ability to change its investment strategy, as well as reversing gross deferred tax liabilities, management believes it is more likely than not that the Company will fully realize the gross deferred tax assets less the valuation allowance. However, there can be no assurances that the Company will generate the necessary adjusted taxable income in any future period.

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

     Reconciliations of statutory net income (loss), as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements for the six months ended June 30, 1997 and 1996 are as follows:

                                                                             June 30,       June 30,
                                                                               1997           1996
                                                                               ----           ----
Net income of insurance companies                                            $76,382        402,306
Increase (decrease):
 Deferred policy acquisition costs                                            26,383        (49,600)
 Deferred income taxes                                                        96,059        (45,918)
 Deferred compensation                                                      (301,887)             -
 Other adjustments, net                                                      (49,042)       (44,000)
                                                                           ---------        -------
Net income  (loss) as reported herein                                      $(152,105)       262,788
                                                                           =========        =======

     Reconciliations of statutory capital and surplus, as determined using statutory accounting principles, to stockholders' equity included in the accompanying consolidated financial statements at June 30, 1997 and December 31, 1996 are as follows:

                                                                June 30,    December 31,
                                                                 1997          1996
                                                                 ----          ----
Statutory capital and surplus of insurance companies          $24,362,178    24,305,304
Stockholder's equity in non-insurance subsidiary                   33,846       196,652
                                                              -----------   -----------
Combined capital and surplus                                   24,396,024    24,501,956

Increase (decrease):
     Deferred policy acquisition costs                            110,933        84,550
     Deferred income taxes                                      2,249,383     2,098,792
     Net unrealized gain (loss) on investments booked at           81,883       166,473
      market
     Deferred compensation                                        561,887      (260,000)
     Non-admitted assets and other adjustments, net               687,981       799,624
     Consolidating eliminations and adjustments                (6,956,351)   (6,001,692)
                                                              -----------   -----------
Stockholders' equity as reported herein                        21,131,740    21,389,703
                                                              ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses the Company's financial condition at June 30, 1997 and results of operations for the three and six months ended June 30, 1997 and 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997

Direct premiums written in the three months ended June 30, 1997 totaled $2.5 million, $164,000 or 6% below the prior year period. Results by line of business were:


     THREE MONTHS ENDED JUNE 30      1997          1996       CHANGE
                                     ----          ----       ------
          MEDICAL

Direct premiums written           $2,280,000    $2,574,000     -11.4%
Premiums ceded to reinsurers         362,000       961,000     -62.3%
                                  ----------    ----------     -----
Net premiums written              $1,918,000     1,613,000      18.9%

          LEGAL

Direct premiums written             $229,000        98,000     133.1%
Premiums ceded to reinsurers          97,000        34,000     186.3%
                                  ----------    ----------     -----
Net premiums written                $132,000        64,000     105.1%

Net premiums written were $2.0 million, $372,000 or 22% higher than the comparable period of 1996. The favorable variance in net premiums written was due to a $536,000 reduction in premiums ceded to reinsurers in the current period. The reduction was due to (a) completion of the conversion from claims-made to claims-paid coverages in 1996, which was covered by reinsurance, and (b) favorable loss experience in 1997.

There was a $668,000 increase in the unearned premium reserve (UPR) in the three months ended June 30, 1997 compared to a $671,000 decrease in the prior year period. This $1.3 million variance was due in part to the increase in net premiums written in the 1997 period. Addition-ally, the death, disability and retirement (DDR) reserve, a component of UPR, was reduced by $923,000 in the three months ended June 30, 1996 due to the claims paid conversion. The conversion was completed by the end of 1996. The DDR was increased in the three months ended June 30, 1997 by $358,000 due to an increase in the number of policyholders.

Net investment income totaled $644,000 in the current year period versus $658,000 in the same period of 1996. The decline of $13,000, or 2%, was primarily due to a change in the mix of short- and long-term investments between periods.

Sales, marketing and other underwriting expenses were approximately $824,000 in the 1997 period compared to $574,000 in the same period of 1996. The increase of $250,000, or 43%, was primarily attributable to an increase in the Home Office marketing staff, the establishment of a sales office in Austin, Texas and accrual of certain post-retirement benefits. The expense ratio in the current year period was 33% compared to 21% in the three months ended June 30, 1996 due to the increase in expenses without a corresponding increase in premiums written.

Losses and loss adjustment expenses in the quarter ended June 30, 1997 totaled $951,000 compared to $2.3 million in the same period in 1996. The loss ratio in the three months ended June 30, 1997 was 69% compared to 99% in the prior year period. Fewer claims were settled in the 1997 period at a lower average cost than in the prior year period:



     THREE MONTHS ENDED:            JUNE 30, 1997  JUNE 30, 1996
                                    -------------  -------------

     Claims settled with indemnity        8             16
     Average indemnity paid          $100,837         $174,885


The $1.4 million reduction in losses and loss adjustment expenses in the 1997 period compared to the same period of 1996 was the primary reason for the $1.1 million reduction in total losses and expenses.

Income before income taxes was $251,000 in the 1997 period compared to $110,000 in the comparable period of 1996. Net income for the three month period ended June 30, 1997 was $173,000 or $.09 per share compared to $89,000 or $.04 per share in the same period of 1996. Favorable claim experience in the 1997 period was the primary reason for the improvement over the comparable period of 1996.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997

Direct premiums written totaled $4.7 million in the first six months of 1997 compared to $4.2 million in the comparable period of 1996. The $499,000, or 12%, increase was due to increased writing of legal malpractice insurance in the States of Missouri and Kansas and sales of medical malpractice insurance in the State of Texas through Intermedical of Texas, a physician-sponsored purchasing group located in Austin, Texas. Medical malpractice premiums in the
State of Missouri were approximately 23% below the prior year period.   Results
by line of business were:


SIX MONTHS ENDED JUNE 30              1997        1996     CHANGE
                                      ----        ----     ------
     MEDICAL

Direct premiums written             $4,155,000  3,978,000    4.4%
Premiums ceded to reinsurers           860,000  1,400,000  -38.6%
                                    ----------  ---------  ------
Net premiums written                $3,295,000  2,578,000   27.8%

     LEGAL

Direct premiums written             $  546,000    223,000  144.8%
Premiums ceded to reinsurers           246,000     85,000  189.4%
                                    ----------  ---------  ------
Net premiums written                $  300,000    138,000  116.8%

Premiums ceded to reinsurers in the six month period ended June 30, 1997 were $1.1 million, a decrease of $379,000, or 25%, from the prior year period. The reduction was due to (a) completion of the conversion from claims-made to claims-paid coverages in 1996, which was covered by reinsurance, and (b) favorable loss experience in 1997.

Net premiums written in the six month period ended June 30, 1997 were $3.6 million, an increase of $878,000 or 32% over the prior year period. The favorable increase was due to the increase of $499,000 in direct premiums written and the decrease of $379,000 in premiums ceded to reinsurers.

There was an $809,000 increase in the unearned premium reserve (UPR) in the six months ended June 30, 1997 compared to a $1.9 million decrease in the prior year period. This $2.7 million variance was due in part to an increase in premiums written in the 1997 period. Additionally, the death, disability and retirement (DDR) reserve, a component of UPR, was reduced by $1.3 million in the six months ended June 30, 1996 due to the claims paid conversion. The conversion was completed by the end of 1996. The DDR was increased in the six months ended June 30, 1997 by $358,000 due to an increase in the number of policyholders.

Net premiums earned in the six months ended June 30, 1997 were $2.8 million compared to $4.6 million in the prior year period. The $809,000 increase in the UPR in the 1997 period contrasted to a $1.9 million decrease in the 1996 period accounted for the decrease in net premiums earned.

Net investment income was $1.3 million in both the 1997 and 1996 periods.

The increase in sales, marketing and other underwriting expenses, $1.8 million in 1997 versus $1.4 million in the comparable period of 1996, was primarily due to expansion of the Home Office marketing staff, the establishment of a sales office in Austin, Texas and accrual of certain post-retirement benefits. The expense ratio in the six months ended June 30, 1997 was 38%, compared to 33% in the prior year period.

Losses and loss adjustment expenses were $2.5 million in the six month period ended June 30, 1997 compared to $4.2 million in the prior year period.

Fewer claims were settled in the 1997 period at a lower average cost than in the prior year period:


     SIX MONTHS ENDED:              JUNE 30, 1997              JUNE 30, 1996
                                    -------------              -------------
     Claims settled with indemnity       18                          30
     Average indemnity paid             $123,671                    $157,489

The loss ratio in the six months ended June 30, 1997 and 1996 was 91%.

Total losses and expenses were $4.3 million in 1997 compared to $5.6 million in 1996 due primarily to the improvement in losses and loss adjustment expenses.

The Company incurred a loss before income taxes of $248,000 in the current year period compared to a gain of $374,000 in the prior year period. A tax benefit of $96,000 in the 1997 period reduced the net loss to $152,000 or $.08 per share. A federal income tax expense of $111,000 in the 1996 period reduced net income to $263,000 or $.13 per share in 1996.

FINANCIAL CONDITION

ASSETS:

Total assets declined $1.5 million in the six months ended June 30, 1997, from a $62.6 million at December 31, 1996 to $61.1 million. Cash and invested assets declined $1.4 million in the period due primarily to a negative cash flow from operations of $1.2 million. Reasons for the negative cash flow are discussed below under Liquidity and Capital Resources. Approximately $15 million currently held in cash and cash equivalents will be re-invested long-term when interest rates improve above their current level. Future investments will be concentrated in one through five year maturities.

There was an unrealized gain of $82,000 in the bond portfolio at June 30, 1997 compared to an unrealized gain of $252,000 at prior year end. The Company's investment in common stock increased in market value from $340 at prior year end to $10,239 at June 30, 1997. The increase was due to an exchange of stock in one company for stock in the company which acquired it. Changes in unrealized gains are reflected in the Stockholders' Equity section of the Balance Sheet.

LIABILITIES

Total liabilities declined $1.3 million in the six months ended June 30, 1997 due primarily to settlement of the reinsurance premium that was payable at prior year end. The reserve for losses and loss adjustment expense declined $843,000 due to settlement of a number of prior year claims during the current period. The unearned premium reserve increased $770,000 during the six months ended June 30, 1997 due to the increase in net premiums written in the current year period.

EQUITY

Stockholders' equity declined $258,000 in the six month period ended June 30, 1997 due to a net loss of $152,000 and a reduction in unrealized gains of $106,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations in the six months ended June 30, 1997 was a negative $1.2 million compared to a negative $3.8 million in the prior year period. The $2.6 million improvement in cash flow was primarily the result of the $2.2 million reduction in paid losses and loss adjustment expense in the 1997 period.

The Company anticipates that net investment income of $2.6 million in 1997 and a cash position of $17.2 million at June 30, 1997 will provide sufficient liquidity to fund operations without the necessity of liquidating investments or obtaining alternative financing to meet cash requirements.


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


                                    THE TENERE GROUP, INC.
                                        (Registrant)


August 12, 1997                     /s/ J D Williams
---------------                     ------------------------------
   Date                             Joseph D. Williams, CPA
                                    Vice President - Finance
                                    Chief Financial Officer and
                                    Principal Accounting Officer

                                EXHIBIT INDEX


EXHIBIT
NO.                                 DESCRIPTION
--                                  -----------
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



EXHIBIT
NO.                                 DESCRIPTION
--                                  -----------
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