Form 10-Q
period 1997-09-30
TENERE GROUP INC
filed 1997-11-14
CIK 922887

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997

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

Yes   x     No
    -----      -----

As of September 30, 1997 there were 1,999,774 shares of Common Stock, $.01 par value, issued and outstanding.

                           THE TENERE GROUP, INC.


                                                                    PAGE NO.
                                                                    --------
INDEX
PART I.    FINANCIAL INFORMATION

   ITEM 1. Financial Statements   (unaudited)

           Consolidated Balance Sheets -
           September 30, 1997 and December 31,  1996                    3

           Consolidated Statements of Operations -
           Three Months ended September 30, 1997 and 1996               4

           Consolidated Statements of Operations -
           Nine Months ended September 30, 1997 and 1996                5

           Consolidated Statements of  Cash Flows -
           Nine months  ended September 30, 1997 and 1996               6

           Notes to Consolidated Financial Statements                   7

   ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         12

PART II.   OTHER INFORMATION

   ITEM 5. Other Information                                           17

   ITEM 6. Exhibits and Reports on Form 8-K                            17

SIGNATURES                                                             17

EXHIBIT INDEX                                                          18


                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           THE TENERE GROUP, INC.
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                  September 30, 1997 and December 31, 1996


                                                     UNAUDITED

                  ASSETS                               1997         1996
                                                   ------------   ------------
Investments:
  Bond held available for sale, at market value
    (amortized cost - $32,641,105 in 1997;
    $29,117,835 in 1996)                           $ 33,197,873   $ 29,370,067
  Common stock, at market value                           7,242            340
                                                   ------------   ------------
        Total investments                            33,205,115     29,370,407

Other assets:
  Cash and cash equivalents, including interest-
    bearing deposits of $12,104,016 in 1997
    and $14,889,744 in 1996                          10,790,490     16,935,122
  Premiums receivable                                 3,850,324      2,580,691
  Reinsurance recoverable                             6,658,270      7,458,298
  Prepaid reinsurance premiums                          288,250        750,000
  Accured investment income                             457,906        527,139
  Deferred policy acquisition costs                     165,293         84,550
  Deferred income taxes                               2,153,141      2,098,792
  Income taxes recoverable                              980,487      1,680,190
  Other                                                 942,124      1,084,992
                                                   ------------   ------------
        Total other assets                           26,286,285     33,199,774
                                                   ------------   ------------
        Total assets                               $ 59,491,400   $ 62,570,181
                                                   ============   ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Reserves for losses and loss
    adjustment expenses                            $ 28,030,182   $ 32,887,407
  Unearned premium reserve                            7,819,900      6,300,111
  Reinsurance premium payable                           543,636      1,256,381
  Other                                               1,274,241        736,579
                                                   ------------   ------------
        Total liabilities                            37,667,959     41,180,478

Stockholders' equity:
  Common stock, $.01 par value; 7,000,000
    shares authorized; 1,999,774 shares
    issued and outstanding                               19,998         19,998
  Contributed capital                                21,940,828     21,940,828
  Retained earnings (accumulated deficit)              (137,385)      (571,123)
                                                   ------------   ------------
        Total stockholders' equity                   21,823,441     21,389,703
                                                   ------------   ------------
        Total liabilities and
          stockholders' equity                     $ 59,491,400   $ 62,570,181
                                                   ============   ============


               See notes to consolidated financial statements

                           THE TENERE GROUP, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
               Three Months Ended September 30, 1997 and 1996

                                  UNAUDITED


                                                     1997           1996
                                                -------------   -------------
Revenues:
  Direct premiums written                       $   3,616,534   $   1,827,409
  Premiums ceded to reinsurers                     (1,202,573)     (1,755,253)
                                                -------------   -------------
     Net premiums written                           2,413,961          72,156
  (Increase) decrease in unearned
     premium reserve                                 (967,482)      1,333,936
                                                -------------   -------------

     Net premiums earned                            1,446,479       1,406,092

  Net investment income                               650,763         671,134
                                                -------------   -------------
     Total revenues                                 2,097,242       2,077,226

Losses and expenses:
  Sales and marketing expenses                        446,064         309,291
  Other underwriting expenses                         655,148         438,065
  Losses and loss adjustment expenses                 315,361       4,504,681
  Dividends to policyholders                                -             159
                                                -------------   -------------
     Total losses and expenses                      1,416,573       5,252,196

     Income (loss) before income taxes                680,669      (3,174,970)
     Income tax benefit (expense)                    (300,415)      1,082,713
                                                -------------   -------------
     Net income (loss)                          $     380,254   $  (2,092,257)
                                                =============   =============
     Net income (loss) per share                $        0.19   $       (1.05)
                                                =============   =============

Stockholders' equity:
     Beginning of period                        $  21,131,740   $  24,224,326
     Change in unrealized investment gains            311,447          76,507
     Net income (loss)                                380,254      (2,092,257)
                                                -------------   -------------
     End of period                              $  21,823,441   $  22,208,576
                                                =============   =============

               See notes to consolidated financial statements

                            THE TENERE GROUP, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                Nine Months Ended September 30, 1997 and 1996

                                  UNAUDITED
                                                         1997         1996
                                                     ------------  ------------
Revenues
  Direct premiums written                            $  8,316,828  $  6,029,116
  Premiums ceded to reinsurers                         (2,308,817)   (3,240,592)
                                                     ------------  ------------

    Net premiums written                                6,008,011     2,788,524
  (Increase) decrease in unearned premium reserve      (1,776,706)    3,253,715
                                                     ------------  ------------

    Net premiums earned                                 4,231,305     6,042,239

  Net investment income                                 1,936,459     2,050,991
                                                     ------------  ------------

    Total revenues                                      6,167,764     8,093,230

Losses and expenses
  Sales and marketing expenses                          1,234,083       795,713
  Other underwriting expenses                           1,639,296     1,382,975
  Losses and loss adjustment expenses                   2,861,880     8,729,337
  Dividends to policyholders                                    -       (13,921)
                                                     ------------  ------------

    Total losses and expenses                           5,735,259    10,894,104

    Income (loss) before income taxes                     432,505    (2,800,874)
    Income tax benefit (expense)                         (204,356)      971,405
                                                     ------------  ------------

    Net income (loss)                                $    228,149  $ (1,829,469)
                                                     ============  ============

    Net income (loss) per share                      $       0.11  $       (.91)
                                                     ============  ============

Stockholders' equity:
    Beginning of period                              $ 21,389,703  $ 24,537,278
    Change in unrealized investment gains (losses)        205,589      (499,233)
    Net income (loss)                                     228,149    (1,829,469)
                                                     ------------  ------------

    End of period                                    $ 21,823,441  $ 22,208,576
                                                     ============  ============


                See notes to consolidated financial statements

                            THE TENERE GROUP, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months Ended September 30, 1997 and 1996

                                  UNAUDITED

                                                               1997             1996
                                                          -------------    -------------
Cash flows from operating activities
  Premiums received from policyholders                    $   6,966,187        6,656,371
  Premiums paid to reinsurers                                (2,524,828)      (2,871,976)
  Recoveries received from reinsurers                           415,573                -
  Dividends paid to policyholders                                     -         (160,371)
  Losses and loss adjustment expenses paid                   (7,693,483)      (8,182,123)
  Commissions paid                                             (173,011)        (136,393)
  Cash paid to suppliers and employees                       (2,040,825)      (3,017,241)
  Interest received                                           2,177,812        2,280,186
  Income taxes received                                         335,089                -
                                                          -------------    -------------
      Net cash used in operating activities                  (2,537,486)      (5,431,547)

Cash flows from investing activities
  Maturity of bonds held to maturity or available for sale    1,450,000        1,700,000
  Purchase of bonds held to maturity or available for sale   (5,014,094)     (13,688,573)
  Redemption on stock rights                                         56                -
  Purchase of intangible asset                                        -        (400,000)
  Sale of furniture and equipment                                   695                -
  Purchase of furniture and equipment                           (43,803)        (515,977)
                                                          -------------    -------------
      Net cash used in investing activities                  (3,607,146)     (12,904,550)

  Net increase in cash and cash equivalents                  (6,144,632)     (18,336,097)

      Cash and cash equivalents at beginning of period       16,935,122       31,180,925
                                                          -------------    -------------
      Cash and cash equivalents at end of period          $  10,790,490       12,844,828
                                                          =============    =============

Reconciliation of net income to net cash used in
 operating activities
  Net income (loss)                                       $     228,149       (1,829,469)
  Adjustments to reconcile net income (loss) to net cash
   from operating activities:
    Depreciation and amortization expense                       123,248          133,783
    Net change in deferred acquisition costs                    (80,743)          50,458
    Deferred income tax (benefit)                              (160,258)         272,665
    Net amoritization of discount on bonds                       40,824           85,631
    Change in operating assets and liabilities
      Premiums receivable                                    (1,269,633)       1,017,784
      Reinsurance balances                                      360,143       (3,000,354)
      Accrued investment income                                  69,233           82,542
      Income taxes recoverable (payable)                        699,703       (1,791,055)
      Other assets                                               60,530          198,834
      Reserve for losses and loss adjustment expenses        (4,857,225)       3,320,994
      Unearned premium reserve                                1,708,679       (3,395,219)
      Policyholder dividends payable                                  -         (160,371)
      Other liabilities                                         539,864         (417,770)
                                                          -------------    -------------
      Net cash used in operating activities               $  (2,537,486)   $  (5,431,547)
                                                          =============    =============


                See notes to consolidated financial statements

                           THE TENERE GROUP, INC.
                              AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




(1)  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been made. Such adjustments consisted of only normal recurring items. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results which may occur for the full year. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1996 Annual Report.

      Certain reclassifications to 1996 amounts were made to conform with 1997 presentation. Included in such reclassifications was the following material item:

                                                      As Reported        As Restated
          Net cash used in operating activities        (5,831,547)        (5,431,547)
          Net cash used in investing activities       (12,504,550)       (12,904,550)


(2)  INVESTMENTS

      The amortized cost and estimated market values of investments in bonds as of September 30, 1997 and December 31, 1996 are as follows:


September 30, 1997                                        Gross          Gross         Estimated
                                         Amortized      unrealized     unrealized       market
Type of Investment                         cost           gains          losses         value
------------------                         ----           -----          ------         -----
Available-for-sale:
  United States government,
    government agencies and
    authorities                        $ 30,778,598       550,922        (43,769)     31,285,751

  States, municipalities and
    political subdivisions                1,862,507        49,615            ---       1,912,122
                                       ------------       -------        -------      ----------
        Total available-for-sale         32,641,105       600,537        (43,769)     33,197,873
                                       ============       =======        =======      ==========


December 31, 1996                                          Gross           Gross       Estimated
                                       Amortized        unrealized      unrealized       market
Type of Investment                        cost             gains          losses         value
------------------                        ----             -----          ------         -----
Available-for-sale:
  United States government,
    government agencies and
    authorities                        $27,246,527        364,640        (136,238)    27,474,929

  States, municipalities and
    political subdivisions               1,871,308         23,830             ---      1,895,138
                                       -----------        -------        --------     ----------
        Total available-for-sale       $29,117,835        388,470        (136,238)    29,370,067
                                       ===========        =======         =======     ==========

      The amortized cost and market values of debt securities at September 30, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay.

                                                     Amortized       Market
                                                        cost          value
                                                        ----          -----
           Due in one year or less                  $    50,272         50,469
           Due after one year through five years      6,454,453      6,528,972
           Due after five years through ten years    26,136,380     26,618,432
                                                    -----------     ----------
                                                    $32,641,105     33,197,873
                                                    ===========     ==========

      Net investment income for the nine months ended September 30, 1997 and 1996 is comprised of the following:


                                                    September 30   September 30
                                                        1997            1996
                                                        ----            ----
      Investment income:

        Interest on cash equivalents and
          repurchase agreements                      $  639,047        926,208

        Interest on bonds                             1,428,707      1,185,804
                                                     ----------     ----------
          Gross investment income                     2,067,754      2,112,012
          Investment expenses                          (131,295)       (61,021)
                                                     ----------     ----------
          Net investment income                      $1,936,459      2,050,991
                                                     ==========      =========

      Bonds with an amortized cost of $1,803,682 at September 30, 1997 and $1,790,138 at December 31, 1996 were on deposit with the Department of Insurance of the State of Missouri. These bonds and the interest income thereon are included in the above amounts.

      The net change in unrealized investment gains/losses are as follows:

                                                    September 30,  September 30,
                                                         1997          1996
                                                         ----          ----
          Net unrealized investment gains/losses      $ 311,497       (756,413)
          Federal income (taxes) benefit               (105,908)       257,180
                                                      ---------       --------
                                                      $ 205,589       (499,233)
                                                      =========       ========

(3)  RESERVE FOR LOSSES AND LOSS
     ADJUSTMENT EXPENSES AND REINSURANCE

      A summary of the reserves for losses and loss adjustment expenses follows:

                                                     September 30,  December 31,
                                                         1997           1996
                                                         ----           ----
       Undiscounted reserve for losses and loss
         adjustment expenses                          29,275,778    35,051,777
       Less discount                                  (1,245,596)   (2,164,370)
                                                     -----------    ----------
       Discounted reserve for losses and loss
         adjustment expenses                         $28,030,182    32,887,407
                                                     ===========    ==========

      Premiums, premium related reinsurance amounts and reinsurance recoveries for the nine months ended September 30, 1997 and 1996 are summarized as follows:

                                                   September 30,  September 30,
                                                       1997           1996
                                                       ----           ----
       Ceded premiums earned                         $2,283,985      3,386,408
                                                     ==========      =========
       Ceded loss and loss adjustment expenses          (25,620)     3,893,257
                                                     ==========      =========

      Activity in the reserve for loss and loss adjustment expenses during the periods ended
      September 30, 1997 and 1996 was:

                                                   September 30,  September 30,
                                                       1997           1996
                                                   -------------  -------------
       Balance at January 1                         $32,887,407     26,623,138
       Less reinsurance recoverable on  unpaid
         loss and loss adjustment expenses            7,099,463      1,162,495
                                                    -----------     ----------
                                                     25,787,944     25,460,643
       Incurred related to:
         Current year                                 4,566,620      7,148,697
         Prior year                                  (1,704,740)     1,580,640
                                                    -----------     ----------
            Total incurred                            2,861,880      8,729,337
                                                    -----------     ----------
       Paid related to:
         Current year                                   359,378      1,983,046
         Prior year                                   6,751,834      6,805,282
                                                    -----------     ----------
            Total paid                                7,111,212      8,788,328
                                                    -----------     ----------
                                                     21,538,612     25,401,652

       Plus reinsurance recoverable on
         unpaid loss and loss adjustment
         expenses                                     6,491,570      4,562,635
                                                    -----------     ----------
       Balance at September 30                      $28,030,182     29,964,287
                                                    ===========     ==========

(4)  FEDERAL INCOME TAXES

      The Company files a consolidated federal income tax return. Income tax expense (benefit) varies from the amount which would be provided by applying the federal income tax rates to income (loss) before income taxes. The following reconciles the expected income tax expense (benefit) using the federal statutory tax rate of 34% to the income tax expense (benefit) reported herein for the nine months ended September 30, 1997 and 1996:

                                                 September 30,    September 30,
                                                     1997            1996
                                                     ----            ----
       Expected tax expense (benefit) using
         statutory rates                            $147,052       (952,298)
       Other, net                                     57,304        (19,107)
                                                    --------       --------
                                                    $204,356       (971,405)
                                                    ========       ========

     Income taxes consist of the following at September 30, 1997 and 1996:

                                                 September 30,   September 30,
                                                     1997            1996
                                                     ----            ----
       Current expense  (benefit)                  $ 364,614     (1,244,070)
       Deferred expense (benefit)                   (160,258)       272,665
                                                   ---------     ----------
         Income taxes (benefit)                    $ 204,356       (971,405)
                                                   =========     ==========

      Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. The sources of these differences and the tax effect of each are as follows:


                                                   September 30,  September 30,
                                                       1997           1996
                                                  -------------  -------------
       Losses and loss adjustment expenses
         incurred for financial reporting
         purposes but not deductible for
         tax purposes                              $  61,670        (26,656)
       Unearned premiums not deductible for
         tax purposes                               (120,817)      (221,252)
       Deferred compensation                        (102,642)         -----
       Accrued retirement                           (100,623)         -----
       Net operating loss carryforward               105,163          -----
       Other, net                                     (3,009)       (24,757)
                                                    --------       --------
                                                   $(160,258)      (272,665)
                                                   =========       ========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and December 31, 1996 are presented below:

                                                September 30,    December 31,
                                                    1997            1996
                                                --------------  ------------
       Deferred tax assets:
         Discounted unpaid loss reserves         $ 1,791,549      1,853,219
         Discounted unearned premum reserves         531,302        410,485
         Deferred commissions payable                 47,777         26,916
         Deferred compensation                       191,042         88,400
         Accrued retirement benefits                 100,623            ---
         Net operating loss carryforward             141,408        246,571
                                                 -----------      ---------
             Total gross deferred tax assets       2,803,701      2,625,591
             Less valuation allowance               (390,400)      (400,000)
                                                 -----------      ---------
             Net deferred tax assets               2,413,301      2,225,591

       Deferred tax liabilities:
         Investments adjusted to market value       (191,667)       (85,758)
         Deferred acquisition costs                  (56,199)       (28,747)
         Other                                       (12,294)       (12,294)
                                                  ----------      ---------
             Total gross deferred liabilities       (260,160)      (126,799)
                                                  ----------      ---------
             Net deferred tax asset               $2,153,141      2,098,792
                                                  ==========      =========

      The valuation allowance for deferred tax assets at September 30, 1997 was $390,400. Based on the Company's historical earnings, future expectations of adjusted taxable income and the Company's ability to change its investment strategy, as well as reversing gross deferred tax liabilities, management believes it is more likely than not that the Company will fully realize the gross deferred tax assets less the valuation allowance. However, there can be no assurances that the Company will generate the necessary adjusted taxable income in any future period.

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

      Reconciliations of statutory net income (loss), as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements for the nine months ended September 30, 1997 and 1996 are as follows:

                                                 September 30,   September 30,
                                                     1997            1996
                                                     ----            ----
       Net income  (loss) of insurance companies   $ 658,544     (1,457,798)

       Increase (decrease):
         Deferred policy acquisition costs            80,743        (50,458)
         Deferred income taxes                       160,258       (272,665)
         Deferred compensation                      (301,887)           ---
         Accrued retirement benefits                (295,951)           ---
         Other adjustments, net                      (73,558)       (48,548)
                                                   ---------     ----------
       Net income  (loss) as reported herein       $ 228,149     (1,829,469)
                                                   =========     ==========

      Reconciliations of statutory capital and surplus, as determined using statutory accounting principles, to stockholders' equity included in the accompanying consolidated financial statements at September 30, 1997 and December 31, 1996 are as follows:

                                                              September 30,  December 31,
                                                                  1997           1996
                                                              -------------  ------------
       Statutory capital and surplus of insurance companies    $24,979,703    24,305,304
       Stockholder's equity in non-insurance subsidiary             33,846       196,652
                                                               -----------   -----------
       Combined capital and surplus                             25,013,549    24,501,956

       Increase (decrease):
         Deferred policy acquisition costs                         165,293        84,550
         Deferred income taxes                                   2,153,141     2,098,792
         Net unrealized gain (loss) on investments
         booked at market                                          563,726       166,473

         Deferred compensation                                    (561,887)     (260,000)
         Accured retirement                                       (295,951)          ---
         Non-admitted assets and other adjustments, net            864,376       799,624
         Consolidating eliminations and adjustments             (6,078,806)   (6,001,692)
                                                               -----------   -----------
        Stockholders' equity as reported herein                $21,823,441    21,389,703
                                                               ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Direct premiums written in the three months ended September 30, 1997 were $3.6 million, an increase of $1.8 million or 98% over the comparable period in 1996:


              THREE MONTHS ENDED SEPT. 30                1997           1996         CHANGES
              ---------------------------                ----           ----         -------
              Medical malpractice                    $3,373,000      1,700,000        +98%
              Legal malpractice                         244,000        127,000        +92%
                                                     ----------      ---------        ----
                 Total direct premiums written       $3,617,000      1,827,000        +98%

Medical malpractice premiums written in Missouri and Kansas were approximately 56% above the prior year level, but this was primarily due to the timing of renewals. Year-to-date premiums written in these two states were only 1% above the prior year level. Medical malpractice premiums written in the State of Texas through a purchasing group, Intermedical of Texas, Inc., totaled $764,000 in the third quarter of 1997 compared to $26,000 in the third quarter of 1996. The increase in legal malpractice premiums written was due to the addition of a marketing representative to the Home Office marketing staff in early 1997.

Net premiums written after cessions to reinsurers were $2.4 million, an increase of $2.3 million over the third quarter of 1996:


              THREE MONTHS ENDED SEPT. 30                1997           1996            CHANGES
              ---------------------------                ----           ----            -------
              Medical Malpractice                    $2,248,000      (19,500)         +2,267,500
              Legal Malpractice                         166,000       91,500             +74,500
                                                     ----------      -------          ----------
                 Total  net premiums written         $2,414,000       72,000          +2,342,000


Premiums ceded to reinsurers in the third quarter of 1997 were $553,000 or 31% below the prior year period due to a reduction in losses ceded under the Company's primary excess of loss treaty for medical malpractice coverage. Net premiums written in the three month period ended September 30, 1996 were significantly reduced by premiums ceded to reinsurers in the quarter.

There was a $967,000 increase in the unearned premium reserve (UPR) in the three month period ended September 30, 1997 compared to a decrease of $1.3 million in the comparable period of 1996. The increase in the 1997 period was attributable to the sharp increase in premiums written compared to a decrease in the 1996 period.

Net premiums written of $1.4 million in the third quarter of 1997 were approximately 3% higher than net premiums written in the three month period ended September 30, 1996.

Net investment income was $651,000 in the three months ended September 30, 1997, $20,000 or 3% below net investment income in the comparable period of 1996. The decrease was due to a reduction of $2.3 million in cash and invested assets over the twelve month period ended September 30, 1997 as a result of the negative cash flow from operations. Reasons for the negative cash flow from operations are discussed more fully under Liquidity and Capital Resources.

Total revenues were $2.1 million in the third quarters of both 1997 and 1996.

Sales, marketing and other underwriting expenses totaled $1.1 million in the three month period ended September 30, 1997, an increase of $354,000 or 47% above the comparable period of 1996. However, increased production in the 1997 period resulted in an Expense Ratio of approximately 30% for the quarter compared to approximately 41% in the prior year period.

Losses and loss adjustment expenses (LAE) totaled $315,000 in the current quarter compared to $4.5 million in the three months ended September 30, 1996. The significant reduction was primarily due to a release of $1.7 million in prior year medical malpractice loss reserves offset by incurred medical malpractice losses of $2.1 million in the current year period. The release from prior year loss reserves was primarily the result of an in-depth analysis of reserves at September 30, 1997 by the Company's consulting actuaries, which indicated significant redundancies in prior year reserves.

Primarily as a result of the change in prior year loss reserves, total losses and expenses for the quarter ended September 30, 1997 totaled $1.4 million compared to $5.3 million in the comparable quarter of 1996.

Income before income taxes was $681,000 in the three months ended September 30, 1997, compared to a loss before income taxes of $3.2 million in the prior year period.

Income tax expense in the third quarter of 1997 was $300,000 compared to an income tax benefit of $1.1 million in the third quarter of 1996.

Net income in the three months ended September 30, 1997 was $380,000 or $.19 per share compared to a net loss of $2.1 million or $1.05 per share in the three month period ended September 30, 1996.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Direct premiums written in the nine months ended September 30, 1997 were $8.3 million, an increase of $2.3 million or approximately 38% over the comparable period of 1996.



              THREE MONTHS ENDED SEPT. 30                1997           1996            CHANGES
              ---------------------------                ----           ----            -------
              Medical malpractice                    $7,527,000      $5,679,000        +33%
              Legal malpractice                         790,000         350,000       +126%
                                                     ----------      ----------       ----
                 Total direct premiums written       $8,317,000      $6,029,000       +38%


Premiums written in the States of Missouri and Kansas increased approximately 1% in the nine months ended September 30, 1997. Premiums written in the State of Texas through Intermedical of Texas, Inc., a purchasing group, increased from $26,000 in the first nine months of 1996 to $1.8 million in the nine months ended September 30, 1997.

Net premiums written after cessions to reinsurers were $6.0 million in the nine months ended September 30, 1997 compared to $2.8 million in the prior year period, an increase of $3.2 million or 115%.



              THREE MONTHS ENDED SEPT. 30                1997              1996      CHANGES
              ---------------------------                ----              ----      -------
              Medical malpractice                    $5,542,000         $2,559,000    +117%
              Legal malpractice                         466,000            230,000    +103%
                                                     ----------         ----------    ----
                 Total net premiums written          $6,008,000         $2,789,000    +115%

The decrease of $932,000 in premiums ceded to reinsurers is attributable to a decrease in losses ceded under the Company's primary excess of loss treaty for medical malpractice coverage.

There was an increase of $1.8 million in the unearned premium reserve (UPR) in the first nine months of 1997 compared to a release of $3.3 million in the prior year period. Premiums written in the 1997 period increased over the prior year compared to a decrease in premium written in 1996 compared to 1995. The primary factor in the 1996 period was, however, a release of $2.3 from the death, disability and retirement (DD&R) component of the UPR resulting from the conversion of claims-paid policyholders to claims-made policies.

Net premiums earned were $4.2 million in the first nine months of 1997 compared to $6.0 million in the comparable period of 1996 due to the change in the UPR discussed above.

Net investment income was $1.9 million in the nine months ended September 30, 1997 compared to $2.0 million in the 1996 period. The decrease of $115,000 was due to the decrease in invested assets as a result of a negative cash flow from operations.

Total revenues of the Company were $6.2 million in the nine month period ended September 30, 1997 compared to $8.1 million in the first nine months of 1996.

Sales, marketing and other underwriting expenses totaled $2.9 million in the nine month period ended September 30, 1997 compared to $2.2 million in the same period of 1996, an increase of $695,000 or 32%. However, due to the significant increase in premiums written, the Expense Ratio in the nine months ended September 30, 1997 was 34.5% compared to 36% in the prior year period. The Company's long-term objective is an Expense Ratio of under 20%. This will be attained through continued growth in premiums written coupled with an effective expense control program.

Losses and loss adjustment expenses totaled $2.9 million in the nine months ended September 30, 1997 compared to $8.7 million in the same period of 1996. The 1997 period benefited from a release of $1.7 million in prior year medical malpractice reserves offset by incurred medical malpractice losses of $4.3 million in the current accident year.

Total losses and expenses totaled $5.7 million in the nine month period ended September 30, 1997 compared to $10.9 million in the nine months ended September 30, 1996.

Income before income taxes in the nine month period ended September 30, 1997 was $432,500 compared to a loss before income taxes of $2.8 million in the prior year period. Income tax expense of $204,000 resulted in net income for the 1997 period to $228,000 or $.011 per share. An income tax benefit of $971,000 resulted in net loss for the nine month period ended September 30, 1996 to $1.8 million or $.91 per share.

FINANCIAL CONDITION

ASSETS:

Total assets declined $3.1 million or approximately 5% in the nine months ended September 30, 1997. Cash and invested assets declined $2.3 million or approximately 5% in the same period. The declines in total assets and cash and invested assets were primarily due to a negative cash flow from operations of $2.5 million in the nine month period ended September 30, 1997. Reasons for the negative cash flow are discussed below under Liquidity and Capital Resources.

There was a $3.8 million increase in the Company's bond portfolio in the first nine months of 1997 due to the purchase of bonds with a par value of $5.0 million offset by the maturity of a bond with a par value of $1.45 million. The new purchases had a yield-to-maturity of approximately 7.2%. The average yield-to-maturity of the investment portfolio (including short-term investments) at September 30, 1997 was approximately 6.5%.

There was an unrealized gain of $557,000 in the bond portfolio at September 30, 1997 compared to an unrealized gain of $252,000 at December 31, 1996. Since the bond portfolio is classified as available-for-sale, changes in unrealized gains or losses are reflected in the equity account net of federal income taxes.

Approximately $8.0 million currently invested in cash equivalents will be reinvested long-term when interest rates increase above current levels. Future purchases will be concentrated in one through five year maturities.

The principle components of other assets at September 30, 1997 were goodwill ($123,000), furniture and fixtures ($152,000) and software ($456,000).

LIABILITIES:

Reserves for losses and loss adjustment expenses decreased by $4.9 million in the nine month period ended September 30, 1997 from $32.9 million at the prior year end to $28.0 million. The decrease was primarily due to an actuarial re-evaluation of prior year loss reserves discussed more fully under Results of Operations.

Premiums are earned over the twelve month lives of policies written. The unearned premium reserve (UPR) increased from $6.3 million at December 31, 1996 to $7.8 million at September 30, 1997, an increase of $1.5 million. The significant increase was due to increased writings in the nine month period ended September 30, 1997 compared to the prior year period.

Other liabilities at September 30, 1997 consisted primarily of deferred compensation ($562,000), accrued retirement benefits ($296,000), and salaries, commissions, taxes and accounts payable.

EQUITY:

Stockholders' equity increased from $21.4 million at December 31, 1996 to $21.8 million at September 30, 1997 due to net income of $228,000 and an increase of $206,000 in net unrealized gains in the bond portfolio. Stockholders' equity at September 30, 1997 was $10.91 per share, an increase of $.21 per share over book value at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations in the nine month period ended September 30, 1997 was a negative $2.5 million compared to a negative $5.4 million in the comparable period of 1996. The $2.9 million improvement in cash flow over the prior year period was attributable to the following:

      $  310,000  increase in premiums received
         347,000  decrease in premium paid to reinsurers
         416,000  recovery from reinsurers
         489,000 decrease in losses and loss adjustment expenses paid 976,000 decrease in operating expenses paid
         335,000  income tax refund received
         160,000  reduction in dividends paid to policyholders
        (102,000) decrease in interest received
      ----------
      $2,931,000  improvement in cash flow from operations

The Company anticipates that net investment income of $2.6 million in 1997 and a cash position of $10.8 million at September 30, 1997 will provide sufficient liquidity to fund operations without the necessity of liquidating investments or obtaining alternative financing to meet cash requirements.

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


                            THE TENERE GROUP, INC.
                                (Registrant)



November 12, 1997           /s/  J D Williams
----------------            -----------------
      Date                  Joseph D. Williams, CPA
                            Vice President - Finance
                            Chief Financial Officer and
                            Principal Accounting Officer

                                 EXHIBIT INDEX



EXHIBIT
NO.                              DESCRIPTION
-------                          -----------

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



EXHIBIT
NO.                              DESCRIPTION
-------                          -----------

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



EXHIBIT
NO.                              DESCRIPTION
-------                          -----------

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
