Form 10-K405
period 1997-12-31
TENERE GROUP INC
filed 1998-03-31
CIK 922887

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal year Ended December 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No __

     Indicate by check  mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value as of March 27, 1998 of the voting stock held by non-affiliates of the Registrant cannot be determined since there is no market at this time for the stock.

     As of March 27, 1998 there were 1,999,774 shares outstanding of the Registrant's common stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

As provided herein, portions of the following documents are incorporated herein by reference.


   Document                                                     Part of 10-K
   --------                                                     ------------

   1997 Annual Report to Stockholders                               II
   Proxy Statement for the 1998 Annual Meeting of Stockholders     III

                    THE TENERE GROUP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

ITEM                                                                                                                 PAGE
----                                                                                                                 ----

                                                              PART I

1.   Business.......................................................................................................   3

2.   Properties.....................................................................................................  11

3.   Legal Proceedings..............................................................................................  11

4.   Submission of Matters to a Vote of Security Holders............................................................  11

                                                              PART II

5.   Market for the Registrant's Common Stock and Related Stockholder
     Matters........................................................................................................  12

6.   Selected Financial Data........................................................................................  12

7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operation........................................................................................... 12

8.   Financial Statements and Supplementary Data.................................................................... 12

9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosures.......................................................................................... 13

                                                             PART III


10.  Directors and Executive Officers............................................................................... 13

11.  Executive Compensation......................................................................................... 13

12.  Security Ownership of Certain Beneficial Owners and Management................................................. 13

13.  Certain Relationships and Related Transactions................................................................. 14

                                                              PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K................................................. 14


                                     PART I

ITEM 1. BUSINESS

        HISTORY

        Risk Control Associates, Inc., an assessable mutual property and casualty insurance company, was organized in 1976 under Chapter 383 of the Revised Missouri Statutes (RSMo) to provide professional liability coverage to physicians and dentists practicing in the State of Missouri. In 1991, the Company reorganized under Section 379.010 of the RSMo and became a non-assessable mutual property and casualty insurance company and its name was changed to RCA Mutual Insurance Company (RCA). In 1995, the Company converted from a mutual to a stock property and casualty insurance company and its name was changed to Intermed Insurance Co. (Intermed). Effective with the demutualization, Intermed became a wholly-owned subsidiary of The Tenere Group, Inc. (Tenere), a Missouri holding company formed during the demutualization process, and the policyholders of RCA became the stockholders of Tenere.

        Tenere has two principal operating subsidiaries, Intermed, which writes medical and dental malpractice insurance, and Interlex Insurance Company (Interlex) which writes legal malpractice insurance. Interlex was formed in 1994 when RCA merged two of its subsidiaries, Insurance Risks, Ltd., a Cayman Island corporation , into Springfield Casualty Company, a Missouri corporation. Tenere operates its businesses through a wholly-owned management company, Insurance Services, Inc.
        (ISI), pursuant to a management contract between Intermed, Interlex and ISI. Neither Tenere, Intermed nor Interlex have employees and all persons conducting the businesses of these companies are employees of ISI. The management contract with ISI is, in effect, a cost reimbursement so that ISI makes neither a profit nor a loss.

        PRODUCTS

        Intermed currently writes medical and dental malpractice insurance in the States of Missouri, Kansas and, through two purchasing groups, Texas. Since the formation in 1976 of a predecessor company, medical and dental malpractice insurance has been its only line of business. Insurance is written on two policy forms, occurrence and claims-made. Prior to September 1, 1995, Intermed also wrote business on a claims-paid policy form. Estimates of losses and loss adjustment expenses on occurrence coverages are charged to income as claims are incurred. Estimates of losses and loss adjustment expenses on claims-made coverages are charged to income as claims are reported. Claims-paid coverages insured against claims which were reported and
        paid during the period the policy was in effect.   Intermed's
        obligation to defend and pay claims ended upon expiration of a claims-paid policy. Claims-paid losses were incurred at the time of payment so no reserves were required on open claims. Intermed, however, was contractually liable for claims that had been reported during the claims-paid policy period if the Company chose not to renew a claims-paid policy.

        Intermed ceased writing claims-paid policies effective September 1, 1995. As these policies expired over the twelve-month period ending August 31, 1996, claims-paid policyholders were given the opportunity to convert to a claims-made policy. Reserves for all reported claims on claims-paid policies which were non-renewed during the period September 1, 1995 through August 31, 1996 totaled $995,000 at December 31, 1997, net of reinsurance.

        At December 31, 1997, Intermed had 1,476 insureds: 501 occurrence and 975 claims-made. This was an increase of 248 from the prior year end.

        Interlex writes legal malpractice insurance on a claims-made policy form. At December 31, 1997, the Company had 693 insureds, an increase of 265 over the prior year end.

        MARKETING

        Intermed sells its products through salaried employees and independent agents. For the calendar year 1997, salaried employees wrote 63% and agents wrote 37% of total premiums written. Intermed will continue to market its products through salaried employees and agents, with primary emphasis on direct sales.

        During 1996, Intermed formed a purchasing group, Intermedical of Texas, Inc., and commenced operations offering medical malpractice insurance to physicians in the State of Texas. Employees of ISI staff the purchasing group from an office in Austin, Texas. During the first quarter of 1997, a second purchasing group, Dental Defense Specialists, Inc., was organized for the purpose of marketing malpractice insurance to dentists in Texas.

        Interlex also markets legal malpractice insurance through salaried employees and independent agents. In calendar year 1997, salaried employees produced 87% of total premiums written and agents 13%. Interlex plans to continue distributing its products through salaried
        employees and agents, with primary emphasis on direct sales.   A
        purchasing group for lawyers, Lawyers' Liability Association, Inc., has been organized but has not commenced operations.

        COMPETITION

        The insurance business is highly competitive. In both Missouri and Kansas, Intermed and Interlex compete with both regional and national companies. In 1996, the last year for which statistics are available from the Missouri Department of Insurance, there were 54 companies writing medical malpractice insurance in the state. The top five writers had 60.54% of the market. The largest market share was 20.07%. Intermed, the seventh largest writer in 1996 in the state, had a market share of 6.08%.

        Ten companies wrote legal malpractice insurance in the State of Missouri in 1996 according to the Missouri Department of Insurance. One company, sponsored by the Missouri Bar Association, had a market share of 71.75%; Interlex, which commenced operations in October 1994, had a market share of 4.26% and was the fifth largest writer.

        A number of hospitals in Missouri have begun purchasing the medical practices of fee-for-service physicians and hiring the physicians as employees of the hospital or a corporate entity affiliated with the hospital. A number of such physicians formerly purchased their own professional liability insurance through smaller insurance companies such as Intermed . As a result of the consolidation, many of the hospitals purchasing the practices of physicians have self-insured or seek professional liability insurance from professional liability carriers with capital and surplus greater than that of Intermed and at premiums lower than those currently offered by Intermed.

        The insurance industry is impacted by legislative changes, judicial interpretations, market competition, inflation and other statutory requirements. The insurance industry is subject to cyclical patterns varying between "hard" and "soft" markets. The usual duration of the cycle from one "hard" market through a "soft" market to another "hard" market is approximately six to seven years. During the "hard" part of the cycle, insurance is more difficult to obtain and the price of the product is higher. It is possible to characterize this segment as a "seller's" market. The "soft" part of the cycle is characterized with ready availability of insurance products and commensurately lower prices for the product. This segment could be characterized as a "buyer's" market. During the soft portion of the cycle there is a downward pressure on pricing, thereby subjecting Intermed to increased pricing pressures which may have an adverse impact on its business and operations. At the present time, the insurance industry has generally been in the soft portion of the cycle for approximately ten years. While the industry has been in the soft portion of the cycle for an unusually long period, no assurance can be given that the industry will enter a hard market in the near future. Intermed currently has excess capacity and could double its current premium volume while maintaining required premium to surplus ratios.

        UNDERWRITING

        Underwriting for both Intermed and Interlex is performed by an experienced staff at the Company's home office in Springfield, Missouri. This is augmented by Underwriting Committees composed of physicians and dentists for Intermed and lawyers for Interlex. Because these Committees are geographically broad-based, there is, in most instances, personal knowledge of applicants and renewals. This structure has enabled the Intermed and Interlex to maintain uniformly high underwriting standards.

        REGULATION

        The activities of Intermed and Interlex are regulated by the Missouri Department of Insurance. The companies are subject to examination by the Department on a periodic basis. Such examinations pertain to many aspects of the companies' operations and financial condition, including loss reserves, investments, licensing and rates.

        A financial examination and a limited market conduct examination were conducted by the Missouri Department of Insurance during 1996. There were no material adverse findings or material recommendations for changes in Intermed's or Interlex's business operations.

        LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

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

        Loss reserves associated with professional liability coverage tend to be relatively higher than other types of property and casualty insurance for primarily two reasons: the "tail" and the "trend." The time between the occurrence and settlement of a claim is the "tail." Property coverage is generally a "short tail" line of business where loss reserves represent only those claims in the adjustment or reporting stages of the claim and which will, for the most part, be settled within the next year. Liability coverage is generally a "long tail" line and the reserves represent claims that can take up to five to seven years to settle due to the fact that discovery of the injury can take several years and because of the complexity of the issues inherent in the claims. This means that while property loss reserves may represent as little as a few months to a year of losses, professional liability loss reserves may represent five to seven or more years of losses at any one time. Also, professional liability loss reserves, due to the length of time before settlement, are more sensitive than property lines to changes in external factors such as increased medical costs, increased jury awards and changes in the litigation environment. These external factors are used to calculate the "trend," which is the yearly change in the overall costs of coverage. The trend is factored into the calculation of the loss reserves and has generally contributed to higher reserves for professional liability coverages.

        Intermed employs an independent consulting actuary to make recommendations in the establishment of loss reserves and to render an opinion regarding the adequacy of Intermed's statutory loss reserves. The quantification of reserves is complex and subjective as a result of the need to project future contingent events and other factors previously mentioned which are related to medical professional liability claims. In determining reserve levels, the actuaries rely primarily on historical loss experience, adjusted for changing circumstances as deemed appropriate. This reliance is based on the assumption that historical loss experience provides a good indication of future loss experience despite uncertainties in loss cost trends and delays in reporting and settling claims. These uncertainties are increased by changes in normal inflation, changing propensities of individuals to file claims and new causes of action. Despite these uncertainties in the determination of reserve levels, management believes that the methods used by Intermed and Interlex in establishing reserves are reasonable and appropriate.

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

        Reserves for losses and loss adjustment expenses are estimated based on Tenere's consolidated historical loss and loss adjustment expense experience supplemented by insurance industry loss data. The reserves are reported on a present value basis discounted at the rate of 2% in 1997, 3% in 1996, 4% in 1995 and 5% in 1994. At the direction of the Missouri Department of Insurance, the discount will be eliminated ratably over the five-year period ending December 31, 1998. The table that follows presents the development of net balance sheet liabilities of Tenere and subsidiaries for reserves for losses and loss adjustment expenses for 1987 through 1997:

          - Net Liability. The first row of data shows the estimated net liability for reserves for losses and loss adjustment expenses at December 31 for each year from 1987 to 1997. The liability includes both case and IBNR reserves as of each year-end date, net of anticipated recoveries from reinsurers. The rows immediately following the first row of data show cumulative paid data at December 31, as of one year, two years, etc., through up to 10 years of subsequent payments.

          - Net Liability Re-estimated. The middle rows of data show the re-estimated amount for previously reported net liability based on experience as of the end of each subsequent calendar year's results. This estimate is changed as more information becomes known about the underlying claims for individual years. The cumulative redundancy (deficiency) shown in the table is the aggregate net change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. The amount in the line titled "Redundancy (Deficiency) at December 31, 1997," represents for each calendar year (the "Base Year") the aggregate change in (i) the Company's original estimate of net liability for reserves for losses and loss adjustment expenses for all years prior to and including the Base Year compared to (ii) the Company's re-estimate as of December 31, 1997, of net liability for reserves for losses and loss adjustment expenses for all years prior to and including the Base Year. A redundancy means that the original estimate was greater than the re-estimate and a deficiency means that the original estimate was less than the re-estimate. By way of example, the deficiency for the year 1990, calculated as of December 31, 1997, represents a deficiency in the Company's original estimate of unpaid claims and claim expenses for 1990 and prior years.

          - The last seven lines of data present the development of reserves on a "gross of reinsurance" basis, reconciled to the "net of reinsurance" basis shown in the immediately preceding tables.

    CHANGES IN HISTORICAL RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
         FOR THE LAST TEN YEARS - GAAP BASIS AS OF DECEMBER 31, 1997


                                                                          Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                      1987      1988      1989      1990     1991    1992    1993     1994    1995    1996    1997
------------------------------------------------------------------------------------------------------------------------------------
Net liability for losses
 and loss adjustment
 expenses                          $21,310    27,120    29,389    21,737   17,070  25,021  25,304  25,695   25,461  25,788  21,080
Paid (cumulative) as of:
One year later                       1,870     2,893     6,787     7,771    6,598   5,740   4,761   4,720    8,399   8,773
Two years later                      4,646     9,546    14,200    14,060   12,093   9,830   9,088  11,342   14,263
Three years later                    7,082    16,636    19,851    18,030   15,096  13,476  14,375  14,924
Four years later                    11,496    21,949    23,262    20,433   18,160  18,441  17,003
Five years later                    15,097    24,731    24,523    21,863   21,922  20,388
Six years later                     16,844    25,251    25,250    23,926   23,228
Seven years later                   17,303    25,738    27,258    24,648
Eight years later                   17,704    26,542    27,972
Nine years later                    18,450    27,103
Ten years later                     19,001

Net liability re-estimated
 as of:
One year later                      17,612    26,765    28,186    22,351   26,877  26,277  25,850  23,759   26,876  24,627
Two years later                     19,467    26,217    26,147    28,462   28,436  27,023  23,824  23,550   25,236
Three years later                   18,904    24,660    28,835    28,711   28,861  25,280  23,253  22,149
Four years later                    17,824    26,899    30,947    29,360   27,309  24,303  22,060
Five years later                    18,565    30,275    31,136    28,567   26,094  24,070
Six years later                     20,485    30,131    30,822    26,883   25,790
Seven years later                   20,418    29,201    29,592    26,292
Eight years later                   19,949    28,101    29,317
Nine years later                    19,335    28,119
Ten years later                     19,647

Redundancy (Deficiency)
 at December 31, 1997                1,663      (999)       72    (4,555)  (8,720)    951   3,244   3,546      225   1,161


Gross liability-end of year         21,310    27,120    29,389    21,737   17,070  25,021  25,304  26,280   26,623  32,887  31,030
Reinsurance recoverables                 -         -         -         -        -       -       -     585    1,162   7,099   9,950
Net liability-end of year           21,310    27,120    29,389    21,737   17,070  25,021  25,304  25,695   25,461  25,788  21,080
Gross re-estimated
liability-latest                    19,647    28,119    29,317    26,301   25,791  24,071  22,132  22,753   30,578  31,944
Re-estimated reinsurance
 recoverables                            -         -         -         9        1       1      72     604    5,342   7,317
Net re-estimated liability-latest   19,647    28,119    29,317    26,292   25,790  24,070  22,060  22,149   25,236  24,627
Gross redundancy (deficiency)        1,663      (999)       72    (4,564)  (8,721)    950   3,172   3,527   (3,955)    943


A summary of the reserves for losses and loss adjustment expenses follows:


                                                      December 31,           December 31,
                                                          1997                   1996
                                                     --------------         --------------
Undiscounted reserves for losses and loss
 adjustment expenses                                 $   31,990,412             35,051,777
Less discount (see note 1)                                 (960,000)            (2,164,370)
                                                     --------------         --------------
Discounted reserves for losses and loss
 adjustment expenses                                 $   31,030,412             32,887,407
                                                     ==============         ==============

Following is the activity in the reserves for losses and loss adjustment expenses:

                                                          1997                   1996                   1995
                                                     --------------         --------------         --------------
Balance at January 1                                 $   32,887,407             26,623,138             26,279,977
Less reinsurance recoverable on reserves for
 losses and loss adjustment expenses                     (7,099,463             (1,162,495)              (584,913)
                                                     --------------         --------------         --------------
                                                         25,787,944             25,460,643             25,695,064
                                                     --------------         --------------         --------------
Incurred related to:
 Current year                                             5,646,863              9,812,694              9,612,075
 Prior Year                                              (1,168,439)             1,413,767             (1,935,587)
                                                     --------------          -------------         --------------
  Total incurred                                          4,478,424             11,226,461              7,676,488
                                                     --------------         --------------         --------------
Paid related to:
 Current year                                               413,191              2,499,788              3,190,397
 Prior Year                                               8,773,277              8,399,372              4,720,512
                                                     --------------         --------------         --------------
  Total paid                                              9,186,468             10,899,160              7,910,909
                                                     --------------         --------------         --------------
Net balance at December 31                               21,079,900             25,787,944             25,460,643
Plus reinsurance recoverable on reserves for
 losses and loss adjustment expenses                      9,950,512              7,099,463              1,162,495
                                                     --------------         --------------         --------------
Balance at December 31                               $   31,030,412             32,887,407             26,623,138
                                                     ==============         ==============         ==============

        The reserves for losses and loss adjustment expenses are estimated based on development information available at each reporting date. As a result of the nature of the risks underwritten, claims development may occur over an extended period of time. The changes in the incurred amounts disclosed above related to prior years are the result of utilizing improved claim development information as that information becomes available.

        Tenere's claim philosophy is to defend fully all claims in which an evaluation reveals little or no negligence. For those claims in which liability exists, Tenere moves promptly to settle the claim early in order to minimize indemnity and loss adjustment expenses.

        The Claim Department is staffed with experienced claims specialists and is supervised by the Vice President-Claims/General Counsel of Tenere. The case load per claim specialist is approximately 200 cases. This allows for intensive scrutiny of each claim, close tracking of the progress of each claim and containment of loss adjustment expenses through constant monitoring.

        In 1997, 83% of the claims closed by Intermed were without the payment of indemnity and 17% were closed with payments averaging $177,500. Average allocated loss adjustment expenses for claims closed in 1997 was $11,900. In 1996, 80% of claims closed by Intermed were without payment of indemnity and 20% were closed with payments averaging $165,000. Average allocated loss adjustment expenses for claims closed in 1996 was approximately $11,000.

        Interlex completed its third full year of operation in 1997 and claims statistics for that company are not comparable due to its limited history.

        REINSURANCE

        Intermed had three reinsurance treaties in place during 1997:

        (1) Effective October 1, 1996, Intermed renewed a multi-year excess of loss reinsurance agreement through September 30, 1999. This agreement provides excess of loss coverage on Intermed's claims-paid, occurrence and claims-made policies up to $1,600,000 in excess of $400,000 on each claim, with an aggregate recoverable of 300% of the ceded premiums earned. The maximum premium ceded under the contract, assuming the contract remains in effect for the full three-year period, is 20% of direct premiums earned. In addition to the above, the treaty provides coverage for the difference between $2,000,000 each loss and/or $4,000,000 in the aggregate and $1,000,000 and/or $3,000,000 in the aggregate each policy where applicable, with an aggregate recoverable of $5,000,000. In 1997, Intermed ceded earned premiums of approximately $3,294,000 and losses and allocated loss adjustment expenses of approximately $2,682,000. This type of reinsurance provides protection during periods when losses are both frequent and severe and is not intended to cover all losses.

        (2) A "catastrophic awards made" excess of loss reinsurance with Lloyd's Underwriters of London with limits of $5,000,000 excess of $250,000 over original policy limits for claims made after October 1, 1993 and excess of $1,000,000 for claims made prior to that date, net of all other reinsurance. The period covered by the treaty is through September 30, 1998 at an annual premium of 1.6% of gross net premiums written. In 1997, ceded earned premiums were approximately $146,000 and losses were $-0-. This type of insurance covers the reassured for awards made in excess of policyholder's original policy limit for which the policyholder is able to hold the reassured responsible. It also covers claims related to extra-contractual obligations.

        (3) Effective January 1, 1996, Intermed entered into an Accident Year Excess of Loss Reinsurance Agreement with American Re-Insurance Company. Under Section A of this Agreement, the reinsurer is responsible for 100% of the Company's aggregate ultimate net loss from claims-paid coverages in 1996 in excess of $4,176,000. The reinsurers' maximum liability is limited to $4,800,000. In 1997, ceded earned premiums were $-0-. At December 31, 1997, Intermed had ceded cumulative loss and allocated loss adjustment expenses of $3,707,600.

            Under Section B of this Agreement, the reinsurer also agreed to indemnify Intermed for the aggregate ultimate net loss on occurrence and claims-made coverages in excess of Intermed's accident year loss ratio for the four years commencing January 1, 1996 and ending December 31, 1999. The accident year loss ratio for 1996 was 75% and 85% for 1997. For subsequent years, the loss ratio is a weighted average loss ratio for the three accident years immediately preceding the accident year for which the computation is being made plus 2%-5% as mutually agreed to by the reinsurer and the Company. Intermed ceded losses of $2,000,000 and $310,266 in 1996 and 1997, respectively, under this section of the agreement. In 1997, Intermed ceded earned premiums of $800,000.

        Interlex had three reinsurance treaties in place during 1997:

        (1) A primary excess of loss reinsurance treaty with Lloyd's Underwriters of London. The treaty covers the period October 1, 1997 through September 30, 1998 with limits of $700,000 excess of $300,000 subject to a maximum recoverable of $2,100,000. However, if the ceded premiums written exceed $500,000, the maximum recoverable shall increase to $3,500,000. The premium is 7.5% of gross net premiums written for policy limits of $300,000 or less, 16.5% of gross net premiums written for policies with limits of $500,000 and 36% of gross net written premiums for policies with limits of $1,000,000. In 1997, Interlex ceded earned premiums of approximately $261,000 and losses of $-0-.

        (2) A prior agreement excess of loss reinsurance treaty with Lloyd's Underwriters of London covering the period October 1, 1997 through September 30, 1998. Limits of the treaty are $5,000,000 with a minimum underlying of $1,000,000 for each insured and $3,000,000 in the aggregate each policy where applicable. Ceded premium is equal to 100% of the policy premium less a 10% ceding commission. In 1997, Interlex ceded earned premiums of approximately $128,000.

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

        INVESTMENTS

        Both Intermed and Interlex employ Boatmen's Capital Management, Inc. (Boatmen's), headquartered in St. Louis, Missouri, to manage their investment portfolios. Boatmen's operates under general investment guidelines which are adopted by the Boards of Directors of Intermed and Interlex and reviewed periodically to assure that they are consistent with the companies' philosophy and income requirements. Under the companies' current guidelines, investments will be in U.S. Treasuries, U.S. Agencies, high grade (Moody's and Standard & Poor's rated A or better) corporate debt, and municipal tax-exempt debt rated Aa or better by Moody's and Standard & Poor's. No security purchased shall have a final maturity longer than ten years. Additionally, the following guidelines are followed to ensure diversification of the portfolio:

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

        At December 31, 1997, investments totaled $47,386,000. During 1997, $16,500,000 was reinvested at a yield of approximately 7%. Tenere also disposed of $4,186,000 in low-yielding bonds without realizing a significant loss. Proceeds from these sales, as well as from other sales and maturities, were invested short-term pending an anticipated increase in interest rates in early 1998.

        The fair value of bonds held available-for-sale and carried at market at December 31, 1997 was $40,931,000 and there was a net unrealized gain of $1,068,000. At prior year end, the fair value of bonds held available for sale was $252,000 above amortized cost.

        TRENDS

        Tenere's most significant costs are losses and loss adjustment expenses and the impacts of regulatory changes, increases in medical costs and jury awards and changes in the litigation environment as discussed above.

        EFFECT OF INFLATION

        Inflation has an effect on Tenere's general and administration expenses through higher wages and the costs of goods and services. Inflation also impacts loss adjustment expenses as attorneys and other consultants pass on their increased costs through increased fees.

        EMPLOYEES

        Neither Tenere, Intermed nor Interlex had employees during 1997. Insurance Services had 23 employees at December 31, 1997 and these employees provided all services required by Tenere and its two insurance subsidiaries under management contracts approved by each company's Board of Directors.


ITEM 2. PROPERTIES

        Neither Tenere nor any of its subsidiaries owned any real estate at December 31, 1997. ISI, a wholly-owned subsidiary of Intermed, leases the Company's home office for approximately $90,000 per year to June 30, 2000 and approximately $95,000 per year thereafter through June 30, 2002. The lease commenced on July 1, 1995 for a period of seven years with an option to renew for an additional three years. ISI also leases office space in Austin, Texas at a current rate of $28,000 which will increase to $29,000 on May 7, 1998.

ITEM 3. LEGAL PROCEEDINGS

        Neither Tenere nor any of its subsidiaries are subject to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Tenere did not submit any matters to a vote of its security holders during the quarter ended December 31, 1997.

                                   PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

        Tenere Common Stock is not listed on any securities exchange or quoted on any automated quotation system such as the National Association of Securities Dealers Automated Quotations System ("NASDAQ"). There has been no independent market for Tenere Common Stock and no assurance can be given that an independent market will develop. As of March 16, 1998, there were approximately 1,132 holders of record of shares of Tenere Common Stock. Tenere has not paid a dividend since inception. However, the Company's Board of Directors will, from time to time, consider the issue based upon Tenere's then current financial condition, results of operations and capital requirements.

ITEM 6. SELECTED FINANCIAL DATA

        Selected Financial Data is included on Page 26 of Tenere's 1997 Annual Report to Stockholders and is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations is included on Pages 4 through 7 of Tenere's 1997 Annual Report to Stockholders and is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of Tenere are included on the following pages of Tenere's 1997 Annual Report to Stockholders and are incorporated by reference herein.

                                                                  Annual Report
                                                                       Page(s)
                                                                       ------

         Independent Auditors' Report                                     8

         Consolidated Balance Sheets at
         December 31, 1997 and 1996                                       9

         Consolidated Statements of Operations
         Years ended December 31, 1997, 1996 and 1995                     10

         Consolidated Statements of Stockholders' Equity/Policyholders'
         Surplus Years ended December 31, 1997, 1996 and 1995             11

         Consolidated Statements of Cash Flows
         Years ended December 31, 1997, 1996 and 1995                     12

         Notes to Consolidated Financial Statements                       13

         Statement of Management's  Responsibility                        25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        The information regarding Directors set forth under the caption "Election of Directors" of the Registrant's Proxy Statement for its 1998 annual meeting of stockholders is incorporated herein by reference. The other executive officers of Tenere, their ages and principal offices held in Tenere, Intermed, Interlex and ISI are set forth below:

        ANDREW K. BENNETT, age 46, serves as Vice President - Claims and General Counsel of Tenere, Intermed, Interlex and ISI. He also serves as a Director of ISI. Mr. Bennett joined Tenere in June, 1994 as Corporate Counsel and was elected to his current positions in May 1995. Prior to joining Tenere, Mr. Bennett practiced law in Springfield, Missouri for 17 years. He is a member of the Missouri Bar.

        ANDREW C. FISCHER, age 47, serves as Vice President - Underwriting and Policy Services of Tenere, Intermed, Interlex and ISI. He also serves as a Director and Secretary of ISI. Mr. Fischer joined Tenere in 1987 as Chief Operating Officer and was elected to his current positions in May 1995.

        CLIFTON R. STEPP, age 35, serves as Vice President - Marketing of Tenere, Intermed, Interlex and ISI. Mr. Stepp joined Tenere in 1990 as Marketing Director and was elected to his current positions in May 1995.

        JOSEPH D. WILLIAMS, CPA, age 61, serves as Vice President - Finance and Chief Financial Officer of Tenere, Intermed, Interlex and ISI. He also serves as Assistant Treasurer of Tenere, Intermed and ISI and as Treasurer of Interlex. Mr. Williams joined Tenere in October 1994 as Chief Financial Officer and was elected to his current positions in May 1995. Prior to joining Tenere, Mr. Williams served as Senior Vice President and Controller of ITT Lyndon Insurance Group from 1987 to 1993 and as Senior Vice President and Deputy Controller of ITT Diversified Financial Corporation from 1990 to 1991.

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding executive compensation is included in Tenere's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Compensation of Executive Officers" and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management is included in Tenere's Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership by Management," which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption, "Certain Transactions" of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT  SCHEDULES AND REPORTS OF FORM 8-K

          (A)   FINANCIAL STATEMENTS AND SCHEDULES

    (1) The financial statements incorporated by reference herein are listed in PART II - Item 8 hereof.
    (2) The financial statement schedules and independent auditors' report thereon included herein are listed below:

                                                                     Form 10-K
                                                                      Page No.
                                                                      --------

                        Independent Auditors' Report on Financial
                        Statement Schedules                              16

        Schedule II     Condensed Financial Information of Registrant    17

        Schedule III    Supplemental Information Concerning Property-
                        Casualty Insurance Operations                    21



        Schedules other than listed above are omitted because they are either not required or not applicable or because the information is presented in the consolidated financial statements or notes thereto.

        (B)  EXHIBITS

        See exhibit index


        (C)  REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed by Tenere during the three months ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                THE TENERE GROUP, INC.



                                By: /s/ Raymond A. Christy
                                ---------------------------------------
Date:  March 18, 1998             Raymond A. Christy, M.D.
       --------------             President and Chief Executive Officer






Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


       NAME                  TITLE                          DATE
       ----                  -----                          ----

  /s/ Thomas E. Ashley
  -------------------------
  Thomas E. Ashley, M.D.     Director and
                             Vice President                March 23, 1998
                                                           --------------

  /s/ Gary O. Baker
  -------------------------
  Gary O. Baker, D.D.S.      Director                      March 18, 1998
                                                           --------------

  /s/ Albert J. Bonebrake
  -------------------------
  Albert J. Bonebrake, M.D.  Director                      March 20, 1998
                                                           --------------

  /s/ Raymond A. Christy
  -------------------------
  Raymond A. Christy, M.D.   Director, President
                             and Chief Executive Officer   March 18, 1998
                                                           ------------------
  /s/ Harry O. Cole
  -------------------------
  Harry O. Cole, M.D.        Chairman of the Board of
                             Directors                     March 19, 1998
                                                           --------------
  /s/ C. Richard Gulick
  -------------------------
  C. Richard Gulick, M.D.    Director                      March 19, 1998
                                                           --------------

  /s/ Michael D. Hoeman
  -------------------------
  Michael D. Hoeman, M.D.    Director, Secretary
                             and Treasurer                 March 20, 1998
                                                           --------------
  /s/ Christopher H. Jung
  -------------------------
  Christopher H. Jung, M.D.  Director                      March 19, 1998
                                                           --------------

  /s/ Carroll R. Wetzel
  -------------------------
  Carroll R. Wetzel, D.O.    Director                      March 24, 1998
                                                           --------------

  /s/ J. D. Williams
  -------------------------
  Joseph D. Williams,CPA     Vice President-Finance,
                             Chief Financial Officer and   March 18, 1998
                             Principal Accounting Officer  --------------

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors
The Tenere Group, Inc.:



Under date of March 17, 1998, we reported on the consolidated balance sheets of The Tenere Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity/policyholders' surplus and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules, as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                     /s/ KPMG Peat Marwick LLP


Kansas City, Missouri
March 17, 1998

                                                                   SCHEDULE II


                     THE TENERE GROUP, INC. (PARENT ONLY)

               CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT

                                Balance Sheets
                          December 31, 1997 and 1996



                                  Assets                                            1997         1996
                                  ------                                         -----------  ----------
Investment in subsidiaries, at equity                                            $21,741,059  21,561,303
Deferred income taxes                                                                392,288      88,400
                                                                                 -----------  ----------
         Total assets                                                            $22,133,347  21,649,703
                                                                                 ===========  ==========

                   Liabilities and Stockholders' Equity
                   ------------------------------------
Liabilities:
    Deferred compensation payable                                                $   561,887     260,000
    Deferred retirement benefit                                                      591,901           -
                                                                                 -----------  ----------
         Total liabilities                                                         1,153,788     260,000

Stockholders' equity
    Common stock, $.01 par value; 7,000,000 shares authorized;
         1,999,774 shares issued and outstanding                                      19,998      19,998
    Contributed capital                                                           21,940,828  21,940,828
    Accumulated deficit                                                           (1,690,370)   (737,596)
   Unrealized gain on subsidiaries' investments, net of tax                          709,103     166,473
   Commitments and contingencies
                                                                                 -----------  ----------
                    Total stockholders' equity                                    20,979,559  21,389,703
                                                                                 -----------------------
                    Total liabilities and stockholders' equity                   $22,133,347  21,649,703
                                                                                 ===========  ==========

See note to condensed financial statements of the registrant

                                                                    SCHEDULE II


                     THE TENERE GROUP, INC. (PARENT ONLY)

               CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT

                           Statements of Operations
             For the Years Ended December 31, 1997, 1996 and 1995



                                                                               1997         1996        1995
                                                                               ----         ----        ----
Expenses
  Deferred compensation                                                    $  301,887      260,000          -
  Deferred retirement benefit                                                 591,901            -          -
                                                                           -----------  ----------  ----------
  Total expenses                                                              893,788      260,000          -
  Loss before income taxes                                                   (893,788)    (260,000)         -
  Income tax benefit                                                          303,888       88,400          -
                                                                           -----------  ----------  ----------
  Net loss (parent only)                                                     (589,900)    (171,600)         -
  Equity in net income (loss) of subsidiaries                                (362,874)  (2,762,886) 2,509,856
                                                                           -----------  ----------  ----------
  Consolidated net income (loss)                                           $ (952,774)  (2,934,486) 2,509,856
                                                                           ===========  ==========  ==========
  Basic and diluted net income (loss) per share                            $    (0.48)       (1.47)      1.26
                                                                           ===========  ==========  ==========


         See note to condensed financial statements of the registrant

                                                                    SCHEDULE II


                  THE TENERE GROUP, INC. (PARENT ONLY)

                      CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT

                        Statements of Cash Flows
          For the Years Ended December 31, 1997, 1996 and 1995

                                                                                     1997       1996         1995
                                                                                     ----       ----         ----
Net loss (parent only)                                                            $  (589,900)  (171,600)       -
Adjustments to reconcile net loss to net cash
  from operating activities:
    Deferred income tax benefit                                                      (303,888)   (88,400)       -
    Change in deferred compensation payable                                           301,887    260,000        -
    Change in deferred retirement benefit                                             591,901          -        -
                                                                                  -----------  ---------    -----
    Net cash provided by operating activities                                               -          -        -
    Net increase  in cash and short-term investments                                        -          -        -
    Cash and short-term investments at beginning of year                                    -          -        -
                                                                                  -----------  ---------    -----
    Cash and short-term investments at end of year                                $         -          -        -
                                                                                  ===========  =========    =====

         See note to condensed financial statements of the registrant

                                                                    SCHEDULE II

                    THE TENERE GROUP, INC.  (PARENT ONLY)

           NOTE TO CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT

BASIS OF PRESENTATION

In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the registrant are condensed and omit many disclosures presented in the consolidated financial statement and notes thereto.

Tenere is an insurance holding company with no operation of its own. Its businesses are conducted through two property and casualty insurance subsidiaries, Intermed Insurance Co. and Interlex Insurance Co.

The condensed financial statements and note thereto are representations of the Company's management, which is responsible for their integrity and objectivity. The condensed financial statements have been prepared on the basis of generally accepted accounting principles.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

                                                                   SCHEDULE III


                            THE TENERE GROUP, INC.

                     SUPPLEMENTARY INSURANCE INFORMATION
             For the Years Ended December 31, 1997, 1996 and 1995
                                (in thousands)


                                                        1997    1996     1995
                                                     -------- -------  -------
Deferred policy acquisition costs                    $    183      85      140
Reserves for unpaid losses and loss
  adjustment expenses                                  31,030  32,887   26,623
Discount deducted from unpaid losses
  and loss adjustment expenses                            960   2,164    2,933
Unearned premiums                                       7,717   6,300   10,447
Earned premiums                                         4,498   7,646   11,901
Net investment income                                   2,623   2,627    2,654
Losses and loss adjustment expenses
  incurred related to:
  Current year                                          5,647   9,813    9,612
  Prior year                                           (1,169)   1,414  (1,936)

Amortization of deferred policy
  acquisition costs                                       263     340      431
Other operating expenses                                2,200   1,784    1,438
Paid losses and loss adjustment
  expenses                                              9,186  10,899    7,911
Net premiums written                                    5,802   3,469    8,369

Discount rates utilized on reserves are as follows:         2%      3%       4%


                                 EXHIBIT INDEX



EXHIBIT          DESCRIPTION
NO.
-------      --------------------

[S]          [C]
3.1          Articles of Incorporation of the Registrant,filed as Exhibit 3.1 to the Registrant's Registration Statement on Forms S-1 (Reg. No.
             33-78702) is incorporated herein by this reference.

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

EXHIBIT      DESCRIPTION
NO.
-----------  --------------------
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

10.13 Draft Reinsurance Slip by and between Intermed Insurance Company and American Re-Insurance Company filed as Exhibit 10.13 to the Registran'ts Quarterly Report on Form 10-Q for the three months March 31, 1996, is incorporated herein by reference.



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

10.16 Employment Agreement dated May 6, 1996 between The Tenere Group, Inc. and Andrew C. Fischer, Vice President-Underwriti ng and Policy Services, filed as Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1996, is incorporated herein by reference.

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

10.23 Amendment No. 1 to Employment Agreement, dated February 28, 1997, between The Tenere Group, Inc. and Andrew C. Fischer, Vice President - Underwriting and Policy Services.

10.24 Amendment No. 1 to Employment Agreement dated February 28, 1997, between The Tenere Group, Inc. and Clifton R. Stepp, Vice President-Marketing.

10.25 Amendment No. 1 to Employment Agreement dated February 28, 1997, between The Tenere Group, Inc. and Joseph D. Williams, Vice President-Finance, Chief Financial Officer and Assistant Treasurer.

10.26 Reinsurance Cover Note: 96/1212/RM to Catastrophe "Awards Made" Excess of Loss Reinsurance Contract, effective October 1, 1996, by and between Intermed Insurance Company and/or Interlex Insurance Company and certain Reinsurers of Lloyd's of London.


10.27 Addendum No. 2 to Catastrophe "Awards Made" Excess of Loss Reinsurance Contract, effective October 1, 1996, by and between Intermed Insurance Company and/or Interlex Insurance Company and certain Reinsurers of Lloyd's of London.

10.28 Reinsurance Cover Note: 97/1212/RM to Catastrophe "Awards Made" Excess of Loss Reinsurance Contract, effective October 1, 1997, by and between Intermed Insurance Company and/or Interlex Insurance Company and certain Reinsurers of Lloyd's of London.

10.29 Addendum No. 3 to Catastrophe "Awards Made" Excess of Loss Reinsurance Contract, effective October 1, 1997, by and between Intermed Insurance Company and/or Interlex Insurance Company and certain Reinsurers of Lloyd's of London.

10.30 Reinsurance Cover Note: 94/1146/RM to Medical Practitioners' Liability Primary Excess of Loss Reinsurance Contract, effective October 1, 1994, by and between Intermed Insurance Company and Certain Reinsurers of Lloyd's of London.

10.31 Medical Practitioners' Liability Primary Excess of Loss Reinsurance Contract, effective October 1, 1996, by and between Intermed Insurance Company and Certain Reinsurers of Lloyd's of London.

10.32 Addendum No. 1 to Medical Practitioners' Liability Combined Reinsurance Contract (formerly the Primary Excess of Loss Reinsurance Contract), effective October 1, 1996, by and between Intermed Insurance Company and Certain Reinsurers of Lloyd's of London.

10.33 Addendum No. 2 to Medical Practitioners' Liability Combined Reinsurance Contract (formerly the Primary Excess of Loss Reinsurance Contract), effective October 1, 1997, by and between Intermed Insurance Company and Certain Reinsurers of Lloyd's of London.

10.34 Reinsurance Cover Note: 97/1146/RM to Medical Practitioners' Liability Combined Reinsurance Contract (formerly the Primary Excess of Loss Reinsurance Contract), effective October 1, 1997, by and between Intermed Insurance Company and Certain Reinsurers of Lloyd's of London.

10.35 Lawyers' Professional Liability Primary Excess of Loss Reinsurance Contract, effective October 1, 1996, by and between Interlex Insurance Company and Certain Reinsurers of Lloyd's of London.


10.36 Lawyers' Professional Liability Primary Excess of Loss Reinsurance Contract, effective October 1, 1997, by and between Interlex Insurance Company and Certain Reinsurers of Lloyd's of London.


10.37 Lawyers' Professional Liability Prior Agreement Excess Reinsurance Contract, effective October 1, 1996, by and between Interlex Insurance Company and Certain Reinsurers of Lloyd's of London.

10.38 Lawyers' Professional Liability Prior Agreement Excess Reinsurance Contract, effective October 1, 1997, by and between Interlex Insurance Company and Certain Reinsurers of Lloyd's of London.

13           1997 Annual Report to Shareholders


21 Subsidiaries of the Registrant, filed as Exhibit 21 to Registrant's Annual Report on Form 10-K for the year ended December
             31, 1995, is incorporated herein by reference.

27           Financial Data Schedules