Form 10-Q
period 1998-03-31
TENERE GROUP INC
filed 1998-05-13
CIK 922887

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998

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


As of March 31, 1998 there were 1,999,774 shares of Common Stock, $.01 par value, issued and outstanding.

                             THE TENERE GROUP, INC.



                                                                     PAGE NO.
                                                                     --------
INDEX

PART I.     FINANCIAL INFORMATION

  ITEM 1.   Financial Statements (unaudited)

            Consolidated Balance Sheets -
            March 31, 1998 and December 31,  1997                        3

            Consolidated Statements of Operations -
            Three Months ended March 31, 1998 and 1997                   4

            Consolidated Statements of Stockholders' Equity
            and Comprehensive Income - Periods Ended
            December 31, 1997 and 1996 and March 31, 1998                5

            Consolidated Statements of Cash Flows
            Three Months ended March 31, 1998 and 1997                   6

            Notes to Consolidated Financial Statements                   7

  ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of  Operations                        14

PART II.    OTHER INFORMATION

  ITEM 5.   Other Information                                           18

  ITEM 6.   Exhibits and Reports on Form 8-K                            18

SIGNATURES                                                              18

EXHIBIT INDEX                                                           19

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997


                                                                              UNAUDITED
                             Assets                                              1998             1997
                             ------                                              ----             ----
Investments:
  Bonds held available for sale, at fair value (amortized cost -
    $35,941,260 in 1998; $39,863,330 in 1997)                                $36,956,790       40,930,956
  Common stock, at fair value                                                     14,835            7,057
  Short-term investments, at cost which approximates fair value               10,081,008        6,447,758
                                                                             -----------       ----------

      Total investments                                                       47,052,633       47,385,771

Cash, primarily compensating balances                                                -            102,175
Premiums receivable                                                            3,152,214        3,124,660
Reinsurance recoverable                                                       10,027,291       10,413,593
Ceded unearned premiums                                                          352,352          369,727
Accrued investment income                                                        572,096          674,843
Deferred policy acquisition costs                                                177,959          183,253
Deferred income taxes                                                          2,380,364        2,304,087
Income taxes recoverable                                                         300,000          300,000
Other                                                                            821,974          867,543
                                                                             -----------       ----------

      Total assets                                                           $64,836,883       65,725,652
                                                                             ===========       ==========

               Liabilities and Stockholders' Equity
               ------------------------------------

Liabilities:
  Reserves for losses and loss adjustment expenses                           $30,190,947       31,030,412
  Unearned premium reserve                                                     7,864,600        7,717,308
  Reinsurance premiums payable                                                 4,406,559        4,435,317
  Other                                                                        1,525,694        1,563,056
                                                                             -----------       ----------

      Total liabilities                                                       43,987,800       44,746,093

Stockholders' equity:
  Common stock, $.01 par value; 7,000,000 shares authorized;
      1,999,774 shares issued and outstanding                                     19,998           19,998
  Contributed capital                                                         21,940,828       21,940,828
  Accumulated deficit                                                         (1,791,596)      (1,690,370)
  Accumulated other comprehensive income                                         679,853          709,103
                                                                             -----------       ----------

      Total stockholders' equity                                              20,849,083       20,979,559
                                                                             -----------       ----------

      Total liabilities and stockholders' equity                             $64,836,883       65,725,652
                                                                             ===========       ==========



                 See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended March  31, 1998 and 1997

                                   UNAUDITED


                                                        1998            1997
                                                        ----            ----
Revenues:
  Direct premiums written                           $2,635,479       2,197,468
  Premiums ceded to reinsurers                        (685,186)       (646,824)
                                                    ----------       ---------

    Net premiums written                             1,950,293       1,550,644
  Increase in unearned premium reserve                (164,666)       (143,354)
                                                    ----------       ---------

    Net premiums earned                              1,785,627       1,407,290

  Net investment income                                708,134         641,256
  Net realized investment losses                        (2,204)            -
                                                    ----------       ---------

    Total revenues                                   2,491,557       2,048,546

Losses and expenses:
  Losses and loss adjustment expenses                1,885,092       1,595,961
  General and administrative expenses                  768,899         951,384
                                                    ----------       ---------

    Total losses and expenses                        2,653,991       2,547,345
                                                    ----------       ---------

    Loss before income taxes                          (162,434)       (498,799)
    Income tax benefit                                  61,208         173,437
                                                    ----------       ---------

    Net loss                                        $ (101,226)       (325,362)
                                                    ==========       =========

    Basic and diluted net loss per share            $    (0.05)          (0.16)
                                                    ==========       =========






                 See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                 March 31, 1998 and December 31, 1997 and 1996

                                   UNAUDITED



                                                                         Retained      Accumulated
                                                                        earnings/         other
                                               Common    Contributed   (accumulated   comprehensive                  Comprehensive
                                                stock      capital       deficit)        income           Total         income
                                                -----      -------       --------        ------           -----         ------

Balance at December 31, 1995                    19,998   21,940,828     2,196,890         379,562      24,537,278

Comprehensive income
  Net loss                                                             (2,934,486)                     (2,934,486)   (2,934,486)
  Other comprehensive income, net of tax
    Unrealized investment loss                                                           (213,089)       (213,089)     (213,089)
                                                                                                                     ----------
  Total comprehensive income                                                                                         (3,147,575)
                                                                                                                     ==========
                                             ---------   ----------    ----------        --------      ----------

Balance at December 31, 1996                    19,998   21,940,828      (737,596)        166,473      21,389,703

Comprehensive income
  Net loss                                                               (952,774)                       (952,774)     (952,774)
  Other comprehensive income, net of tax
    Unrealized investment gain                                                            542,630         542,630       542,630
                                                                                                                     ----------
  Total comprehensive income                                                                                           (410,144)
                                                                                                                     ==========
                                             ---------   ----------    ----------        --------      ----------

Balance at December 31, 1997                    19,998   21,940,828    (1,690,370)        709,103      20,979,559

Comprehensive income
  Net loss                                                               (101,226)                       (101,226)     (101,226)
  Other comprehensive income, net of tax
    Unrealized investment gain                                                            (29,250)        (29,250)      (29,250)
                                                                                                                     ----------
  Total comprehensive income                                                                                           (130,476)
                                                                                                                     ==========
                                             ---------   ----------    ----------        --------      ----------

Balance at March 31, 1998                    $  19,998   21,940,828    (1,791,596)        679,853      20,849,083
                                             =========   ==========    ==========        ========      ==========











                 See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1998 and 1997

                                   UNAUDITED


                                                                                               1998             1997
                                                                                           -----------       ----------
Cash flows from operating activities
   Premiums received from policyholders                                                    $ 2,605,371        1,901,813
   Premiums paid to reinsurers                                                                (697,161)        (525,650)
   Recoveries received from reinsurers                                                         700,349              396
   Losses and loss adjustment expenses paid                                                 (3,022,511)      (1,999,364)
   Commissions paid                                                                           (108,134)         (42,825)
   Cash paid to suppliers and employees                                                       (745,934)      (1,148,418)
   Interest received                                                                           858,012          787,296
   Income taxes received                                                                           -            322,713
                                                                                           -----------       ----------

      Net cash used in operating activities                                                   (410,008)        (704,039)

Cash flows from investing activities:
   Maturity of bonds available for sale                                                      1,250,000              -
   Sale of bonds available for sale                                                          2,671,094              -
   Purchase of furniture and equipment                                                          (3,267)         (32,465)
                                                                                           -----------       ----------

      Net cash from (used in) investing activities                                           3,917,827          (32,465)

   Net increase (decrease) in cash and short-term investments                                3,507,819         (736,504)

      Cash and short-term investments at beginning of period                                 6,549,933       16,935,122
                                                                                           -----------       ----------

      Cash and short-term investments at end of period                                     $10,057,752       16,198,618
                                                                                           ===========       ==========

Reconciliation of net loss to net cash used in operating activities
   Net loss                                                                                $  (101,226)        (325,362)
   Adjustments to reconcile net loss to net cash
     from operating activities:
      Net realized investment losses                                                             2,204              -
      Depreciation and amortization expense                                                     31,640           39,352
      Net change in deferred acquisition costs                                                   5,294          (13,378)
      Deferred income tax benefit                                                              (61,210)        (173,652)
      Net amortization of discount on bonds                                                     (1,228)          13,726
      Change in operating assets and liabilities
       Premiums receivable                                                                     (27,554)        (304,945)
       Reinsurance balances                                                                    374,919          (34,263)
       Accrued investment income                                                               102,747           87,480
       Income taxes recoverable                                                                    -            335,089
       Other assets                                                                             17,195           10,314
       Reserve for losses and loss adjustment expenses                                        (839,465)        (384,259)
       Unearned premium reserve                                                                147,292          174,953
       Other liabilities                                                                       (60,616)        (129,094)
                                                                                           -----------       ----------

       Net cash used in operating activities                                               $  (410,008)      $ (704,039)
                                                                                           ===========       ==========






                 See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been made. Such adjustments consisted of only normal recurring items. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may occur for the full year. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1997 Annual Report.

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement
      130). Statement 130 requires a company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the statement of financial position. The change in unrealized investment gains and losses is the most significant component of other comprehensive income for the Company.

(2) INVESTMENTS

      The amortized cost and estimated fair values of investments in bonds and common stock as of March 31, 1998 and December 31, 1997 are presented below. The estimated fair values presented in this footnote were determined using quoted market prices, where available, or independent pricing services.


                                                      Gross       Gross     Estimated
                                       Amortized    unrealized  unrealized     fair
      Type of Investment                 basis        gains       losses      value
      ------------------               -----------   ---------    -------   ----------
      March 31, 1998

      Bonds:
       United State government,
        government agencies and        $34,084,621     968,463    (10,976)  35,042,108
        authorities

       State municipalities and
        political subdivisions           1,856,639      58,043        -      1,914,682
                                       -----------   ---------    -------   ----------
          Total bonds                   35,941,260   1,026,506    (10,976)  36,956,790

      Common stock                             284      14,551        -         14,835
      Short-term investments            10,081,008         -          -     10,081,008
                                       -----------   ---------    -------   ----------
          Total investments            $46,022,552   1,041,057    (10,976)  47,052,633
                                       ===========   =========    =======   ==========

                                               Gross       Gross     Estimated
                                Amortized    unrealized  unrealized     fair
Type of Investment                basis        gains       losses      value
------------------              -----------   ---------    ------    ----------
December 31, 1997

Bonds:
  United State government,
   government agencies and      $38,003,757   1,012,229    (7,020)   39,008,966
   authorities

  State municipalities and
   political subdivisions         1,859,573      62,417       -       1,921,990
                                -----------   ---------    ------    ----------
     Total bonds                 39,863,330   1,074,646    (7,020)   40,930,956

Common stock                            284       6,773       -           7,057
Short-term investments            6,447,758         -         -       6,447,758
                                -----------   ---------    ------    ----------
     Total investments          $46,311,372   1,081,419    (7,020)   47,385,771
                                ===========   =========    ======    ==========

The amortized cost and estimated fair value of investments in bonds at March 31, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                 Estimated
                                                     Amortized      fair
                                                        cost       value
                                                        ----       -----
  Due in one year or less                           $       -           -
  Due after one year through five years              13,926,926  14,260,533
  Due after five years through ten years             22,014,334  22,696,257
                                                    -----------  ----------
                                                    $35,941,260  36,956,790
                                                    ===========  ==========

Proceeds from sales of available for sale securities for the three months ended March 31, 1998 were $2,671,094. Gross losses on those sales were $2,204 in 1998.

Net investment income for the three months ended March 31, 1998 and 1997 is comprised of the following:


                                                March 31,   March 31,
                                                  1998        1997
                                                  ----        ----
Investment income:
  Interest on short-term  investments           $112,417     210,287

  Interest on bonds                              644,075     475,804
                                                --------     -------
   Gross investment income                       756,492     686,091
   Investment expenses                           (48,358)    (44,835)
                                                --------     -------
   Net investment income                        $708,134     641,256
                                                ========     =======

Bonds with an estimated fair value of $1,872,526 at March 31, 1998 and $1,878,081 at December 31, 1997 were on deposit with the Missouri Department of Insurance.

The net changes in unrealized investment gains (losses) are as follows:

                                                March 31,   March 31,
                                                  1998        1997
                                                ---------   ---------
  Net unrealized investment losses              $(44,318)   (696,194)
  Federal income tax benefit at 34%               15,068     236,706
                                                --------    --------
  Net unrealized investment losses              $(29,250)   (459,488)
                                                ========    ========

(3) RESERVE FOR LOSSES AND LOSS
    ADJUSTMENT EXPENSES AND REINSURANCE

      A summary of the reserves for losses and loss adjustment expenses follows:

                                                      March 31,      December 31,
                                                        1998             1997
                                                        ----             ----
      Undiscounted reserves for losses and loss
       adjustment expenses                           $31,017,593     $31,990,412
      Less discount                                     (826,646)       (960,000)
                                                     -----------     -----------
      Discounted reserves for losses and loss
       adjustment expenses                           $30,190,947     $31,030,412
                                                     ===========     ===========

      Following is the activity in the reserves for losses and loss adjustment expenses:

                                                      March 31,       March 31,
                                                        1998            1997
                                                        ----            ----

      Balance at January 1                           $31,030,412      32,887,407
      Less reinsurance recoverable on reserves for
       losses and loss adjustment expenses            (9,950,512)     (7,099,463)
                                                     -----------      ----------
                                                      21,079,900      25,787,944
                                                     -----------      ----------
      Incurred related to:
       Current year                                    1,726,005       1,495,656
       Prior Year                                        159,087         100,305
                                                     -----------      ----------
         Total incurred                                1,885,092       1,595,961
                                                     -----------      ----------

      Paid related to:
       Current year                                       20,500          93,817
       Prior Year                                      1,392,554       2,094,823
                                                     -----------      ----------
         Total paid                                    1,413,054       2,188,640
                                                     -----------      ----------

      Net balance at March 31                         21,551,938      25,195,265
      Plus reinsurance recoverable on reserves for
       losses and loss adjustment expenses             8,639,009       7,307,883
                                                     -----------      ----------
      Balance at March 31                            $30,190,947      32,503,148
                                                     ===========      ==========

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

      Premiums and losses related to reinsurance amounts for the three months ended March 31, 1998 and 1997 are summarized as follows:


                                                      March 31,  March 31,
                                                        1998       1997
                                                        ----       ----
      Ceded premiums written                          $685,186    646,824
                                                      ========    =======
      Ceded premiums earned                           $702,560    615,227
                                                      ========    =======
      Ceded losses and loss adjustment expenses       $318,728    208,420
                                                      ========    =======

(4) FEDERAL INCOME TAXES

      The Company files a consolidated federal income tax return. Income tax expense (benefit) varies from the amount which would be provided by applying the federal income tax rates to income (loss) before income taxes. The following reconciles the expected provision for income tax expense (benefit) using the federal statutory tax rate of 34% to the provision for income tax expense (benefit) reported herein for the three months ended March 31, 1998 and 1997:


                                                      March 31,  March 31,
                                                        1998       1997
                                                        ----       ----
      Expected tax benefit using statutory rates      $(55,228)  (167,146)
      Other, net                                        (5,980)    (6,291)
                                                      --------   --------
        Income tax benefit                            $(61,208)  (173,437)
                                                      ========   ========

      Income taxes consist of the following at December 31:

                                                      March 31,  March 31,
                                                        1998       1997
                                                        ----       ----
      Current expense                                 $    -          215
      Deferred benefit                                 (61,208)  (173,652)
                                                      --------   --------
        Income tax benefit                            $(61,208)  (173,437)
                                                      ========   ========

      Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. The sources of these differences and the tax effect of each are as follows:

                                                      March 31,     March 31,
                                                        1998          1997
                                                        ----          ----
      Losses and loss adjustment expenses
       incurred for financial reporting
       purposes but not deductible for
       tax purposes                                   $   26,068       78,005
      Unearned premiums not deductible
       for tax purposes                                  (11,675)      (9,589)
      Deferred compensation                                7,424      (55,097)
      Net operating loss carryforward                    (81,225)    (188,461)
      Other, net                                          (1,800)       1,705
                                                      ----------     --------
        Deferred tax benefit                          $  (61,208)    (173,437)
                                                      ==========     ========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1998 and December 31, 1997 are presented below:


                                                      March 31,    December 31,
                                                        1998          1997
                                                        ----          ----
      Deferred tax assets:
        Discounted unpaid loss reserves               $1,053,982    1,080,048
        Discounted unearned premium reserves             510,832      499,158
        Deferred compensation                            191,042      191,042
        Deferred retirement benefit                      201,246      201,246
        Deferred commissions payable                      40,041       47,465
        Net operating loss carryforward                1,196,648    1,115,423
                                                      ----------    ---------
            Total gross deferred tax assets            3,193,791    3,134,382
            Less valuation allowance                    (390,400)    (390,400)
                                                      ----------    ---------
            Net deferred tax assets                    2,803,391    2,743,982

      Deferred tax liabilities:
        Investments adjusted to market value            (350,226)    (365,295)
        Deferred acquistion costs                        (60,507)     (62,306)
        Other                                            (12,294)     (12,294)
                                                      ----------    ---------
            Total gross deferred tax liabilities        (423,027)    (439,895)
                                                      ----------    ---------
            Net deferred tax asset                    $2,380,364    2,304,087
                                                      ==========    =========

      The valuation allowance for deferred tax assets at March 31, 1998 was $390,400. Based on the Company's historical earnings, future expectations of adjusted taxable income, its ability to change its investment strategy, as well as reversing gross deferred tax liabilities, management believes it is more likely than not that the Company will fully realize the gross deferred tax assets less the valuation allowance. However, there can be no assurances that the Company will generate the necessary adjusted taxable income in any future period.

(5) STATUTORY ACCOUNTING

      Intermed and its subsidiary Interlex are domiciled in Missouri and prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Missouri Department of Insurance. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. Intermed and its subsidiary Interlex have no significant permitted accounting practices that vary from prescribed accounting practices, except for discounting of loss reserves.

      Reconciliations of statutory net income (loss), as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements for the three months ended March 31, 1998 and 1997 are as follows:


                                                                       March 31,     March 31,
                                                                         1998          1997
                                                                         ----          ----
        Net loss of insurance subsidiaries                            $ ( 132,621)    (325,822)

        Increase (decrease):
          Deferred policy acquisition costs                                (5,294)      13,372
          Deferred income taxes                                            61,208      173,652
          Deferred compensation                                               -       (162,050)
          Other adjustments, net                                          (24,519)     (24,514)
                                                                      -----------     --------
        Net loss as reported herein                                   $  (101,226)    (325,362)
                                                                      ===========     ========

      Reconciliations of statutory capital and surplus, as determined using statutory accounting principles, to stockholders' equity included in the accompanying consolidated financial statements at March 31, 1998 and December 31, 1997 are as follows:


                                                                       March 31,   December 31,
                                                                         1998          1997
                                                                         ----          ----
        Statutory capital and surplus of insurance companies          $23,583,611   23,691,554
        Stockholder's equity of noninsurance subsidiaries                     500          500
                                                                      -----------   ----------
        Combined capital and surplus                                   23,584,111   23,692,054

        Increase (decrease)
          Deferred policy acquisition costs                               177,959      183,253
          Deferred income taxes                                         2,380,364    2,304,087
          Net unrealized gain on investments booked at market           1,015,530    1,067,627
          Deferred compensation                                          (561,887)    (561,887)
          Accrued retirement                                             (591,901)    (591,901)
          Non-admitted assets and other adjustments, net                  705,036      747,976
          Consolidating eliminations and adjustments                   (5,860,129)  (5,861,650)
                                                                      -----------   ----------
        Stockholders' equity as reported herein                       $20,849,083   20,979,559
                                                                      ===========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AT MARCH 31, 1998 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998


RESULTS OF OPERATIONS

Direct premiums written in the three months ended March 31, 1998 totaled $2.6 million, an increase of $438,000 or approximately 20% over the comparable period of 1997. Sales of both medical and legal malpractice insurance for the three months ended March 31, 1998 were ahead of the prior year period:

                               THREE MONTHS ENDED MARCH 31:


                       1998                 1997               CHANGE
                       ----                 ----               ------
      Medical       $2,259,589            1,874,585            +20.5%
      Legal            375,890              322,883            +16.4%
                       -------            ---------            ------
      Total         $2,635,479            2,197,468            +19.9%

Employed marketing representatives produced 56% of the new business written by Intermed Insurance Co., the Company's medical malpractice insurer, and 91% of the new business written by marketing representatives of Interlex Insurance Co., the Company's legal malpractice insurer. Brokers produced the remainder of the increase.

Premiums ceded to reinsurers during the current period were $685,000, an increase of $38,000 or approximately 6% over premiums ceded in the prior year period.

Net premiums written in the three months ended March 31, 1998 increased approximately 26% over the comparable period of 1997:

                               THREE MONTHS ENDED MARCH 31:


                       1998                 1997               CHANGE
                       ----                 ----               ------

      Medical       $1,714,606            1,376,630            +24.6%
      Legal            235,687              174,014            +35.4%
                       -------              -------            ------
      Total         $1,950,293            1,550,644            +25.8%

Due to the increase in premiums written in the current period, there was an increase of $165,000 in the unearned premium reserve (UPR) as compared to an increase of $143,000 in the prior year period.

Net premiums earned were $1.8 million in the three months ended March 31, 1998 compared to $1.4 million in the comparable period of 1997, an increase of $378,000 or 26.8%.

Net investment income in the 1998 period was $708,000, an increase of $67,000 or approximately 10.4% over the prior year period. The increase was primarily due to the reinvestment of funds in higher-yielding long-term bonds in 1997 and improved yields on short-term investments.

Total revenues were $2.5 million in the quarter ended March 31, 1998, an increase of $443,000 or approximately 22% over the prior year period.

Losses and loss adjustment expenses totaled $1.9 million in the three months ended March 31, 1998 compared to $1.6 million in the 1997 period. The increase of $289,000 or approximately 18% was due to a reduction in discount rates from 2% to 1% as directed by the Missouri Department of Insurance and an increase in exposures due to the increase in premiums written in the current quarter. An expected loss ratio of 80% was utilized for both medical and legal in the current period compared to 90% for medical and 75% for legal in the prior year period. Expected 1998 accident year loss ratios will be re-evaluated each quarter using current experience. As a result of the change in expected loss ratios, the calendar year loss ratio (losses and loss adjustment expenses/premiums earned) for 1998 year-to-date was 105.6% compared to 113.4% in the 1997 period.

General and administrative expenses were $769,000 in the quarter ended March 31, 1998, a decrease of $182,000 or approximately 19% from the prior year period. Timing was a significant factor in the decrease, although management expects that expenses for the year will not exceed the prior year level. The expense ratio (general and administrative expenses/direct premiums written) was 29.2% in the current period compared to 43.3% in the prior year period. The improvement was due to both the increase in premiums written and the reduction in expenses from period to period.

Total losses and expenses were $2.7 million in the 1998 period compared to $2.5 million in 1997. The increase in losses and loss adjustment expenses was partially offset by the decrease in general and administrative expenses.

The loss before income taxes in the three months ended March 31, 1998 was $162,000, an improvement of $336,000 over the prior year period. The improvement was primarily due to the $378,000 increase in premiums earned and the $182,000 reduction in general and administrative expenses partially offset by the $289,000 increase in losses and loss adjustment expenses.

The net loss for the current year period was $101,000, or $.05 per share, an improvement of $224,000 over the prior year period. The 1998 period had an income tax benefit of $61,000 compared to a benefit of $173,000 in the quarter ended March 31, 1997.

FINANCIAL CONDITION

ASSETS:

Total investments decreased from $47.4 million at December 31, 1997 to $47.1 million at March 31, 1998. The decrease was primarily attributable to a negative cash flow from operations of $410,000. Reasons for the negative cash flow are discussed below under Liquidity and Capital Resources.

- The Company's investment in bonds decreased from $40.9 million at December 31, 1997 to approximately $37.0 million at March 31, 1998 due to the sale of a low-yielding bond with a par value of $2.5 million, the call of a bond with a par value of $1.2 million and the maturity of a bond with a par value of $50,000.

- Short-term investments increased from $6.4 million at December 31, 1997 to $10.1 million at March 31, 1998 due to the sale, call and maturity discussed above. Approximately $6.0 million currently held in short-term investments will be re-invested long-term when interest rates improve above current levels.

- There was an unrealized gain of $1.0 million in the portfolio at March 31, 1998 compared to an unrealized gain of $1.1 million at the beginning of the year. Changes in unrealized gains or losses are reflected, net of income taxes, as other comprehensive income in the Stockholders' Equity section of the Company's financial statements.

Total assets decreased $889,000 in the three months ended March 31, 1998 primarily due to a negative cash flow from operations of $410,000 and a decrease of $386,000 in the reinsurance recoverable. Net recoveries from reinsurers of $528,000 were received in the quarter ended March 31, 1998.

LIABILITIES:

Reserves for losses and loss adjustment expenses decreased from $31.0 million at December 31, 1997 to $30.2 million at March 31, 1998 due primarily to the settlement of prior year claims.

The unearned premium reserve increased from $7.7 million at the prior year end to $7.9 million at the end of the past quarter due to the increase in premiums written discussed above.

Total liabilities decreased by $758,000 due primarily to the decrease in loss reserves discussed above.

EQUITY:

Stockholders' equity declined from approximately $21.0 million at the beginning of the year to $20.8 million at March 31, 1998 due to the net loss of $101,000 and a decrease of $29,000 (net of income taxes) in the unrealized gain on investments.

LIQUIDITY AND CAPITAL RESOURCES:

Cash flow from operations was a negative $410,000 in the three months ended March 31, 1998 compared to a negative $704,000 in the comparable period of 1997. The improvement was primarily due to:


          $704,000      increase in premiums received
            71,000      increase in interest received
           528,000      net recoveries from reinsurer
           337,000      decrease in general and administrative expenses
        (1,023,000)     increase in losses and loss adjustment expenses
          (323,000)     decrease in recoveries of federal income taxes
          --------
          $294,000      improvement in cash flow from operations
          ========

In light of the Company's short-term investments of $10.1 million at March 31, 1998, management does not currently anticipate that assets will have to be sold to meet unexpected cash demands in 1998.

PART II.   OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits:  See Exhibit Index

           (b)  Reports on Form 8-K: None





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  THE TENERE GROUP, INC.
                                       (Registrant)




May 14, 1998                      /s/  J D Williams
------------                      -----------------
    Date                          Joseph D. Williams, CPA
                                  Vice President - Finance
                                  Chief Financial Officer and
                                  Principal Accounting Officer

                                 EXHIBIT INDEX



EXHIBIT                                DESCRIPTION
NO.

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

10.13 Draft Reinsurance Slip by and between Intermed Insurance Company and American Re-Insurance Company filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the three months March 31, 1996, is incorporated herein by reference.

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

10.23 Amendment No. 1 to Employment Agreement, dated February 28, 1997, between The Tenere Group, Inc. and Andrew C. Fischer, Vice President
           - Underwriting and Policy Services, filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

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

10.26 Reinsurance Cover Note: 96/1212/RM to Catastrophe "Awards Made" Excess of Loss Reinsurance Contract, effective October 1, 1996, by and between Intermed Insurance Company and/or Interlex Insurance Company and certain Reinsurers of Lloyd's of London, filed as
           Exhibit 10.26 to the Registrant's

           Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.27 Addendum No. 2 to Catastrophe "Awards Made" Excess of Loss Reinsurance Contract, effective October 1, 1996, by and between Intermed Insurance Company and/or Interlex Insurance Company and certain Reinsurers of Lloyd's of London, filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.28 Reinsurance Cover Note: 97/1212/RM to Catastrophe "Awards Made" Excess of Loss Reinsurance Contract, effective October 1, 1997, by and between Intermed Insurance Company and/or Interlex Insurance Company and certain Reinsurers of Lloyd's of London, filed as
           Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.29 Addendum No. 3 to Catastrophe "Awards Made" Excess of Loss Reinsurance Contract, effective October 1, 1997, by and between Intermed Insurance Company and/or Interlex Insurance Company and certain Reinsurers of Lloyd's of London, filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.30 Reinsurance Cover Note: 94/1146/RM to Medical Practitioners' Liability Primary Excess of Loss Reinsurance Contract, effective October 1, 1994, by and between Intermed Insurance Company and Certain Reinsurers of Lloyd's of London, filed as Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.31 Medical Practitioners' Liability Primary Excess of Loss Reinsurance Contract, effective October 1, 1996, by and between Intermed Insurance Company and Certain Reinsurers of Lloyd's of London, filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.32 Addendum No. 1 to Medical Practitioners' Liability Combined Reinsurance Contract (formerly the Primary Excess of Loss Reinsurance Contract), effective October 1, 1996, by and between Intermed Insurance Company and Certain Reinsurers of Lloyd's of London, filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.33 Addendum No. 2 to Medical Practitioners' Liability Combined Reinsurance Contract (formerly the Primary Excess of Loss Reinsurance Contract), effective October 1, 1997, by and between Intermed Insurance Company and Certain Reinsurers of Lloyd's of London, filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.34 Reinsurance Cover Note: 97/1146/RM to Medical Practitioners' Liability Combined Reinsurance Contract (formerly the Primary Excess of Loss Reinsurance Contract), effective October 1, 1997, by and between Intermed Insurance Company and Certain Reinsurers of Lloyd's of London, filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended De-cember 31, 1997, is incorporated herein by reference.

10.35 Lawyers' Professional Liability Primary Excess of Loss Reinsurance Contract, effective October 1, 1996, by and between Interlex Insurance Company and Certain Reinsurers of Lloyd's of London, filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.36 Lawyers' Professional Liability Primary Excess of Loss Reinsurance Contract, effective October 1, 1997, by and between Interlex Insurance Company and Certain Reinsurers of Lloyd's of London, filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.37 Lawyers' Professional Liability Prior Agreement Excess Reinsurance Contract, effective October 1, 1996, by and between Interlex Insurance Company and Certain Reinsurers of Lloyd's of London, filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.38 Lawyers' Professional Liability Prior Agreement Excess Reinsurance Contract, effective October 1, 1997, by and between Interlex Insurance Company and Certain Reinsurers of Lloyd's of London, filed as Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

27         Financial Data Schedules