Form 10-Q
period 1998-06-30
TENERE GROUP INC
filed 1998-08-13
CIK 922887

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

                        Commission file number  0-24800


                             THE TENERE GROUP, INC.
             (Exact name of Registrant as specified in its charter)



     Missouri                                                  43-1675969
(State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

1903 E. Battlefield, Springfield, MO                                 65804
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


Yes  x       No
   ------       ------

As of June 30, 1998 there were 1,999,774 shares of Common Stock, $.01 par value, issued and outstanding.

                             THE TENERE GROUP, INC.


PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets -
           June 30, 1998 and December 31, 1997                          3

           Consolidated Statements of Operations -
           Three Months ended June 30, 1998 and 1997                    4

           Consolidated Statements of Operations -
           Six Months ended June 30, 1998 and 1997                      5

           Consolidated Statements of Stockholders' Equity
           and Comprehensive Income - Periods Ended
           December 31, 1997 and 1996 and June 30, 1998                 6

           Consolidated Statements of Cash Flows
           Six Months ended June 30, 1998 and 1997                      7

           Condensed Notes to Consolidated Financial Statements         8


ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         14


PART II.   OTHER INFORMATION

ITEM 5.    Other Information                                           18

ITEM 6.    Exhibits and Reports on Form 8-K                            18

SIGNATURES                                                             19


EXHIBIT INDEX                                                          20

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          THE TENERE GROUP, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                    June 30, 1998 and December 31, 1997




                                                                     UNAUDITED
                   Assets                                              1998           1997
                   ------                                              ----           ----
Investments:
  Bonds held available for sale, at fair value (amortized cost -
  $39,420,763 in 1998; $39,863,330 in 1997)                         $ 40,674,750   40,930,956
  Common stock, at fair value                                             14,319        7,057
  Short-term investments, at cost which approximates fair value        6,222,485    2,788,476
                                                                    ------------  -----------
       Total investments                                              46,911,554   43,726,489

Cash                                                                   1,078,597    3,761,457
Premiums receivable                                                    3,598,709    3,124,660
Reinsurance recoverable                                                8,952,420   10,413,593
Ceded unearned premiums                                                  315,617      369,727
Accrued investment income                                                657,433      674,843
Deferred policy acquisition costs                                        198,839      183,253
Deferred income taxes                                                  2,475,846    2,304,087
Income taxes recoverable                                                 300,000      300,000
Other                                                                    793,293      867,543
                                                                    ------------  -----------
       Total assets                                                 $ 65,282,308   65,725,652
                                                                    ============  ===========


                   Liabilities and Stockholders' Equity
                   -------------------------------------

Liabilities:
  Reserves for losses and loss adjustment expenses                  $ 30,551,985   31,030,412
  Unearned premium reserve                                             8,247,662    7,717,308
  Reinsurance premiums payable                                         4,343,839    4,435,317
  Other                                                                1,463,283    1,563,056
                                                                    ------------  -----------
       Total liabilities                                              44,606,769   44,746,093
                                                                    ============  ===========

Stockholders' equity:
  Common stock, $.01 par value; 7,000,000 shares authorized;
       1,999,774 shares issued and outstanding                            19,998       19,998
  Contributed capital                                                 21,940,828   21,940,828
  Accumulated deficit                                                 (2,122,183) ( 1,690,370)
  Accumulated other comprehensive income, net of tax                     836,896      709,103
                                                                    ------------  -----------
       Total stockholders' equity                                     20,675,539   20,979,559
                                                                    ------------  -----------
       Total liabilities and stockholders' equity                   $ 65,282,308   65,725,652
                                                                    ============  ===========

                 See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended June 30, 1998 and 1997

                                   UNAUDITED


                                                                1998           1997
                                                             ----------     ----------
Revenues:

  Direct premiums written                                    $3,038,720      2,511,455
  Premiums ceded to reinsurers                                 (701,045)      (459,420)
                                                             ----------     ----------

    Net premiums written                                      2,337,675      2,052,035
  Increase in unearned premium reserve                         (419,798)      (668,152)
                                                             ----------     ----------

    Net premiums earned                                       1,917,877      1,383,883

  Net investment income                                         708,424        644,440
                                                             ----------     ----------

    Total revenues                                            2,626,301      2,028,323

Losses and expenses:
  Losses and loss adjustment expenses                         2,351,047        950,558
  General and administrative expenses                           782,224        827,130
                                                             ----------     ----------

    Total losses and expenses                                 3,133,271      1,777,688
                                                             ----------     ----------

    (Loss) income before income taxes                          (506,970)       250,635

    Income tax benefit (expense)                                176,383        (77,378)
                                                             ----------     ----------

    Net (loss) income                                        $ (330,587)       173,257
                                                             ==========     ==========

    Basic net (loss) income per share                        $    (0.17)          0.09
                                                             ==========     ==========

    Diluted net (loss) income per share                      $    (0.17)          0.08
                                                             ==========     ==========

                 See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    Six Months Ended June 30, 1998 and 1997

                                   UNAUDITED



                                                          1998                  1997
                                                          ----                  ----
Revenues:
 Direct premiums written                              $  5,674,199            4,708,923
 Premiums ceded to reinsurers                           (1,386,231)          (1,106,244)
                                                      ------------          -----------
  Net premiums written                                   4,287,968            3,602,679
 Increase in unearned premium reserve                     (584,464)            (811,509)
                                                      ------------          -----------
  Net premiums earned                                    3,703,504            2,791,170
Net investment income                                    1,416,558            1,285,696
Net realized investment losses                              (2,204)                   -
                                                      ------------          -----------
  Total revenues                                         5,117,858            4,076,866
 Losses and expenses:
 Losses and loss adjustment expenses                     4,236,139            2,546,519
 General and administrative expenses                     1,551,123            1,778,511
                                                      ------------          -----------
  Total losses and expenses                              5,787,262            4,325,030
                                                      ------------          -----------
  Loss before income taxes                                (669,404)            (248,164)
  Income tax benefit                                       237,591               96,059
                                                      ------------          -----------
  Net loss                                            $   (431,813)            (152,105)
                                                      ============          ===========
  Basic and diluted net loss per share                $      (0.22)               (0.08)
                                                      ============          ===========



                See notes to consolidated financial statements.

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  June 30, 1998 and December 31, 1997 and 1996


                                   UNAUDITED





                                                                   Retained     Accumulated
                                                                  earnings/        other
                                           Common   Contributed  (accumulated  comprehensive               Comprehensive
                                           stock      capital      deficit)       income         Total        income
                                         ---------  -----------  ------------  -------------  -----------  -------------
Balance at December 31, 1995               19,998    21,940,828     2,196,890        379,562    24,537,278
Comprehensive income
 Net loss                                                          (2,934,486)                  (2,934,486)    (2,934,486)
 Other comprehensive income, net of tax
  Net unrealized investment loss                                                    (213,089)     (213,089)      (213,089)
                                                                                                               ----------
 Total comprehensive income                                                                                    (3,147,575)
                                                                                                               ==========
                                         --------    ----------  ------------    -----------    ----------
Balance at December 31, 1996               19,998    21,940,828      (737,596)       166,473    21,389,703

Comprehensive income

 Net loss                                                            (952,774)                    (952,774)      (952,774)
 Other comprehensive income, net of tax
  Net unrealized investment gain                                                     542,630       542,630        542,630
                                                                                                               ----------
  Total comprehensive income                                                                                     (410,144)
                                                                                                               ==========
                                         --------    ----------  ------------    -----------    ----------
Balance at December 31, 1997               19,998    21,940,828    (1,690,370)       709,103    20,979,559

Comprehensive income

 Net loss                                                            (431,813)                    (431,813)      (431,813)

 Other comprehensive income, net of tax
  Net unrealized investment gain                                                     127,793       127,793        127,793
                                                                                                               ----------
 Total comprehensive income                                                                                      (304,020)
                                                                                                               ==========
                                         --------    ----------  ------------    -----------    ----------
Balance at June 30, 1998                  $19,998    21,940,828    (2,122,183)       836,896    20,675,539
                                         ========    ==========  ============    ===========    ==========



                 See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1998 and 1997

                                   UNAUDITED


                                                                                   1998             1997
                                                                             --------------    ---------------
Cash flows from operating activities
 Premiums received from policyholders
                                                                            $    5,200,028           4,149,886
 Premiums paid to reinsurers                                                    (1,446,341)         (1,841,411)
 Recoveries received from reinsurers                                             2,094,112                 396
 Losses and loss adjustment expenses paid                                       (5,347,285)         (3,666,005)
 Commissions paid                                                                 (211,663)           (101,719)
 Cash paid to suppliers and employees                                           (1,472,710)         (1,454,320)
 Interest received                                                               1,525,912           1,403,659
 Income taxes received                                                                   -             335,089
                                                                             --------------    ---------------
   Net cash provided by (used in) operating activities                             342,053          (1,174,425)

Cash flows from investing activities:
 Maturity of bonds available for sale                                            4,250,000           1,450,000
 Sale of bonds available for sale                                                2,671,094                   -
 Redemption on stock rights                                                              -                  56
 Purchase of bonds available for sale                                           (6,476,850)                  -
  Purchase of furniture and equipment                                              (35,148)            (42,388)
                                                                             --------------    ---------------
   Net cash from investing activities                                              409,096           1,407,668
 Net increase in cash and short-term investments                                   751,149             233,243
   Cash and short-term investments at beginning of period                        6,549,933          16,935,122
                                                                             --------------    ---------------
   Cash and short-term investments at end of period                         $    7,301,082          17,168,365
                                                                             ==============    ===============
Reconciliation of net loss to net cash provided by
 (used in) operating activities
 Net loss                                                                   $     (431,813)           (152,105)
 Adjustments to reconcile net loss to net cash
   from operating activities:
     Net realized investment losses                                                  2,204                   -
     Depreciation and amortization expense                                          64,828             130,959
     Net change in deferred acquisition costs                                      (15,586)            (26,383)
     Deferred income tax benefit                                                  (237,591)            (96,059)
     Net amortization of discount on bonds                                          (3,881)             27,451
     Change in operating assets and liabilities
      Premiums receivable                                                         (474,049)           (392,144)
      Reinsurance balances                                                       1,423,805            (994,483)
      Accrued investment income                                                     17,410               4,816
      Income taxes recoverable                                                           -             335,089
      Other assets                                                                  44,571             (10,662)
      Reserve for losses and loss adjustment expenses                             (478,427)           (843,310)
      Unearned premium reserve                                                     530,354             770,075
      Other liabilities                                                            (99,772)             72,331
                                                                             --------------    ---------------
      Net cash provided by (used in) operating activities                   $      342,053          (1,174,425)
                                                                             ==============    ===============


                 See notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been made. Such adjustments consisted of only normal recurring items. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results which may occur for the full year. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1997 Annual Report.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement
     130). Statement 130 requires a company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the statement of financial position. The change in unrealized investment gains and losses is the only component of other comprehensive income for the Company.

(2)  INVESTMENTS

     The amortized cost and estimated fair values of investments in bonds and common stock as of June 30, 1998 and December 31, 1997 are presented below. The estimated fair values presented in this footnote were determined using quoted market prices, where available, or independent pricing services.


                                                    Gross        Gross       Estimated
                                     Amortized    unrealized   unrealized       fair
Type of Investment                  cost basis      gains        losses        value
------------------                 ------------  ------------  -----------   -----------
June 30, 1998

Bonds:
 United States government,
   government agencies and         $ 37,567,058    1,205,256        (5,268)   38,767,046
   authorities

 State municipalities and
   political subdivisions             1,853,705       53,999            -      1,907,704
                                   ------------  -----------     ---------   -----------
    Total bonds                      39,420,763    1,259,255        (5,268)   40,674,750

Common stock                                284       14,035            -         14,319
Short-term investments                6,222,485            -            -      6,222,485
                                   ------------  -----------     ---------   -----------
   Total investments               $ 45,643,532    1,273,290        (5,268)   46,911,554
                                   ============  ===========     =========   ===========


                                                    Gross           Gross         Estimated
                                    Amortized     unrealized     unrealized         fair
Type of Investment                 cost basis       gains          losses           value
------------------                ------------  -----------       ---------      -----------
December 31, 1997

Bonds:
 United States government,
   government agencies and        $38,003,757     1,012,229        (7,020)         39,008,966
   authorities
 State municipalities and
   political subdivisions           1,859,573        62,417             -           1,921,990
                                  -----------   -----------       -------         -----------
    Total bonds                    39,863,330     1,074,646        (7,020)         40,930,956

Common stock                              284         6,773             -               7,057
Short-term investments              2,788,476             -             -           2,788,476
                                  -----------   -----------       -------         -----------
    Total investments             $42,652,090     1,081,419        (7,020)         43,726,489
                                  ===========   ===========       =======         ===========


the amortized cost and estimated fair value of investments in bonds at June 30, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                               Estimated
                                             Amortized            fair
                                             cost basis          value
                                             ----------          -----
Due after one year through five years      $  15,231,099       15,607,957
Due after five years through ten years        24,189,664       25,066,793
                                           -------------     ------------
                                           $  39,420,763       40,674,750
                                           =============     ============

Proceeds from sales of available for sale securities for the six months ended June 30, 1998 were $2,671,094. Gross losses on those sales were $2,204 in 1998.

Net investment income for the six months ended June 30, 1998 and 1997 is comprised of the following:


                                                     June 30,         June 30,
                                                       1998             1997
                                                  ---------------    ----------
Investment income:
  Interest on short-term investments              $       226,457       425,295
  Interest on bonds                                     1,285,924       946,097
                                                  ---------------    ----------
    Gross investment income                             1,512,381     1,371,392
    Investment expenses                                   (95,823)      (85,696)
                                                  ---------------    ----------
    Net investment income                         $     1,416,558     1,285,696
                                                  ===============    ==========

     Bonds with an estimated fair value of $1,876,502 at June 30, 1998 and $1,878,081 at December 31, 1997 were on deposit with the Missouri Department of Insurance.

     The net changes in unrealized investment gains (losses) are as follows:


                                                  June 30,         June 30,
                                                    1998             1997
                                                 ---------         ---------
Net unrealized investment gains (losses)          $193,624         (160,390)
Federal income tax (expense) benefit at 34%        (65,831)          54,532
                                                 ---------         ---------
Net unrealized investment gains (losses)          $127,793         (105,858)
                                                 =========         =========


(3)  RESERVE FOR LOSSES AND LOSS
     ADJUSTMENT EXPENSES AND REINSURANCE

     A summary of the reserves for losses and loss adjustment expenses follows:


                                                        June 30,                    December 31,
                                                          1998                          1997
                                                          ----                          ----

Undiscounted reserves for losses and loss
 adjustment expenses                                   $31,266,540                   31,990,412
Less discount                                             (714,555)                    (960,000)
                                                       -----------                   ----------
Discounted reserves for losses and loss
 adjustment expenses                                   $30,551,985                   31,030,412
                                                       ===========                   ==========


Following is the activity in the reserves for losses and loss adjustment expenses:





                                                                June 30,                      June 30,
                                                                  1998                          1997
                                                                  ----                          ----
Balance at January 1                                          $ 31,030,412                    32,887,407
Less reinsurance recoverable on reserves for
 losses and loss adjustment expenses                            (9,950,512)                   (7,099,463)
                                                              ------------                 -------------
                                                                21,079,900                    25,787,944
                                                              ------------                 -------------

Incurred related to:
 Current year                                                    3,920,931                     2,373,847
 Prior Year                                                        315,208                       172,672
                                                              ------------                 -------------
  Total incurred                                                 4,236,139                     2,546,519
                                                              ------------                 -------------

Paid related to:
 Current year                                                      117,909                       375,041
 Prior Year                                                      2,999,641                     3,389,402
                                                              ------------                 -------------
  Total paid                                                     3,117,550                     3,764,443
                                                              ------------                 -------------
Net balance at June 30                                          22,198,489                    24,570,020
Plus reinsurance recoverable on reserves for
 losses and loss adjustment expenses                             8,353,496                     7,474,077
                                                              ------------                 -------------
Balance at June 30                                            $ 30,551,985                    32,044,097
                                                              ============                 =============

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

     Reserves were discounted by 2% in the financial statements for the period ended December 31, 1997. The discount will be 1% in the period ending December 31, 1998 and this change is reflected ratably over the four quarters of the year. As directed by the Missouri Department of Insurance, the discount will be completely eliminated after December 31, 1998.

     Premiums and losses related to reinsurance amounts for the six months ended June 30, 1998 and 1997 are summarized as follows:



                                                June 30,           June 30,
                                                  1998               1997
                                               ------------      -----------
Ceded premiums written                         $  1,386,231        1,106,244
                                               ============      ===========
Ceded premiums earned                          $  1,440,341        1,111,678
                                               ============      ===========
Ceded losses and loss adjustment expenses      $    632,938          374,614
                                               ============      ===========

(4)  FEDERAL INCOME TAXES

     The Company files a consolidated federal income tax return. Income tax expense (benefit) varies from the amount which would be provided by applying the federal income tax rates to income (loss) before income taxes. The following reconciles the expected provision for income tax expense (benefit) using the federal statutory tax rate of 34% to the provision for income tax expense (benefit) reported herein for the six months ended June 30, 1998 and 1997:


                                                     June 30,       June 30,
                                                       1998           1997
                                                   ------------    ----------
Expected tax benefit using statutory rates            $(227,597)      (84,375)
Other, net                                               (9,994)      (11,684)
                                                   ------------    ----------
 Income tax benefit                                   $(237,591)      (96,059)
                                                   ============    ==========


Income taxes consist of the following at June 30:
                                                      June 30,      June 30,
                                                        1998          1997
                                                   ------------    ----------
Current expense                                       $       -             -

Deferred benefit                                       (237,591)      (96,059)
                                                      ---------       -------
 Income tax benefit                                   $(237,591)      (96,059)
                                                      =========       =======

     Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. The sources of these differences and the tax effect of each are as follows:



                                          June 30,        June 30,
                                            1998            1997
                                         ----------       ---------
Losses and loss adjustment expenses
 incurred for financial reporting
 purposes but not deductible for
 tax purposes                             $ (245,175)         24,924
Unearned premiums not deductible
 for tax purposes                            (40,222)        (55,028)
Deferred compensation                              -        (102,642)
Deferred retirement benefit                  (11,667)              -
Net operating loss carryforward               52,905          31,623
Other, net                                     6,568           5,064
                                          ----------         -------
  Deferred tax benefit                    $ (237,591)        (96,059)
                                          ==========         =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1998 and December 31, 1997 are presented below:




                                                                          June 30,       December 31,
                                                                            1998             1997
                                                                        ------------    ------------
Deferred tax assets:
  Discounted unpaid loss reserves                                        $1,325,224       1,080,048
  Discounted unearned premium reserves                                      539,379         499,158
  Deferred compensation                                                     191,042         191,042
  Deferred retirement benefit                                               212,913         201,246
  Deferred commissions payable                                               46,198          47,465
  Net operating loss carryforward                                         1,062,516       1,115,423
                                                                        ------------    ------------
    Total gross deferred tax assets                                       3,377,272       3,134,382
    Less valuation allowance                                               (390,400)       (390,400)
                                                                        ------------    ------------
    Net deferred tax assets                                               2,986,872       2,743,982

Deferred tax liabilities:
  Investments adjusted to market value                                     (431,127)       (365,295)
  Deferred acquistion costs                                                 (67,605)        (62,306)
  Other                                                                     (12,294)        (12,294)
                                                                        ------------    ------------
    Total gross deferred tax liabilities                                   (511,026)       (439,895)
                                                                        ------------    ------------
    Net deferred tax asset                                               $2,475,846       2,304,087
                                                                        ============    ============

     The valuation allowance for deferred tax assets at June 30, 1998 was $390,400. Based on the Company's historical earnings, future expectations of adjusted taxable income, its ability to change its investment strategy, as well as reversing gross deferred tax liabilities, management believes it is more likely than not that the Company will fully realize the gross deferred tax assets less the valuation allowance. However, there can be no assurances that the Company will generate the necessary adjusted taxable income in any future period.

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

     Reconciliations of statutory net (loss) income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements for the six months ended June 30, 1998 and 1997 are as follows:


                                                                    June 30,      June 30,
                                                                      1998          1997
                                                                   ---------      --------
     Net (loss) income of insurance
      subsidiaries                                                 $(601,638)       76,382

     Increase (decrease):
       Deferred policy acquisition costs                              15,586        26,383
       Deferred income taxes                                         237,591        96,059
       Deferred compensation                                               -      (301,887)
       Deferred retirement benefit                                   (34,313)            -
       Other adjustments, net                                        (49,039)      (49,042)
                                                                   ---------      --------
     Net loss as reported herein                                   $(431,813)     (152,105)
                                                                   =========      ========

     Reconciliations of statutory capital and surplus, as determined using statutory accounting principles, to stockholders' equity included in the accompanying consolidated financial statements at June 30, 1998 and December 31, 1997 are as follows:


                                                                  June 30,      December 31,
                                                                    1998            1997
                                                                 -----------    -----------
     Statutory capital and surplus of insurance companies        $23,107,346    23,691,554
     Stockholder's equity of noninsurance subsidiaries                   500           500
                                                                 -----------    ----------
     Combined capital and surplus                                 23,107,846    23,692,054
     Increase (decrease)
       Deferred policy acquisition costs                             198,839       183,253
       Deferred income taxes                                       2,475,846     2,304,087
       Net unrealized gain (loss) on investments                   1,253,987     1,067,627
        booked at market
       Deferred compensation                                        (561,887)     (561,887)
       Accrued retirement                                           (626,214)     (591,901)
       Non-admitted assets and other adjustments, net                697,128       747,976
       Consolidating eliminations and adjustments                 (5,870,006)   (5,861,650)
                                                                 -----------    ----------
     Stockholders' equity as reported herein                     $20,675,539    20,979,559
                                                                 ===========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses the Company's financial condition at June 30, 1998 and results of operations for the three and six months ended June 30, 1998 and 1997.

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Direct premiums written in the three months ended June 30, 1998 were $3.0 million, an increase of $527,300 or 21% over the prior year period. Results by line of business were:

     THREE MONTHS ENDED JUNE 30
     --------------------------


                                 1998        1997    CHANGE
                              ----------  ---------  ------
     Medical                  $2,746,200  2,280,000   +20.4%
     Legal                       292,500    231,500   +26.3%
                              ----------  ---------   ------
       Total                  $3,038,700  2,511,500   +21.0%


Salaried marketing representatives produced approximately 56% of medical malpractice premiums written and approximately 91% of legal malpractice premiums written in the 1998 period. The remainder was written by brokers. Medical malpractice premiums written in the State of Texas through affiliated purchasing groups during the three months ended June 30, 1998 totaled $1,016,800 compared to $582,500 in the same period of 1997. Such premiums represented 37% of all medical premiums written in the 1998 period compared to 26% in the prior year period.

Premiums ceded to reinsurers in the three months ended June 30, 1998 were $701,000 compared to $459,000 in the prior year period. The increase was primarily due to an increase in losses ceded under the Company's primary excess of loss treaty for medical malpractice insurance which resulted in a corresponding increase in the cost of reinsurance.

Net premiums written in the three months ended June 30, 1998 were $2.3 million, an increase of $285,600 or approximately 14% over the prior year period.

There was an increase of $419,800 in the unearned premium reserve (UPR) during the current period compared to $668,200 in the three months ended June 30, 1997. The change was primarily due to an increase of $358,400 in the death, disability and retirement component (DD&R) of the UPR in the three months ended June 30, 1997 compared to an increase of $45,540 in the same period of 1998.

Net premiums earned in the 1998 period were $1.9 million, an increase of $534,000 or 38.6% over the prior year primarily due to (a) the increase in premiums written and (b) the smaller increase in the UPR.

Net investment income in the three month period ended June 30, 1998 was $708,400 compared to $644,400 in the prior year period. The increase was attributable to the Company's portfolio being more fully-invested in higher-yielding long-term bonds during the 1998 period.

Losses and loss adjustment expenses totaled $2.4 million in the three months ended June 30, 1998, an increase of $1.4 million or approximately 147.3% over the prior year period. The calendar year loss ratio for the 1998 period was 123% compared to approximately 69% in the prior year period. An increase in the severity of losses experienced in the 1998 period was the primary reason for the unfavorable results. Expected direct loss ratios of 90% for medical and 82.5% for legal were utilized for the 1998 accident year.

General and administrative expenses were $782,200 in the three months ended June 30, 1998, a decrease of $44,900 or 5.4% over the prior year period. The expense ratio in the 1998 period was 25.7% compared to approximately 33% in the three months ended June 30, 1997. The improvement was primarily due to the 21% increase in premiums written in the 1998 period.

There was a loss before income taxes of $507,000 in the three months ended June 30, 1998 compared to income before income taxes of $250,600 in the prior year period. Unfavorable loss experience in the 1998 period was the primary reason for the change.

As a result of the foregoing, the Company reported a net loss of $330,600 in the 1998 period compared to net income of $173,300 in the comparable period of 1997. There was an income tax benefit of $176,400 in the 1998 period compared to an income tax expense of $77,400 in the prior year period.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Premiums written in the six months ended June 30, 1998 were $5.7 million, an increase of $965,300 or 20.5% over the prior year period. Results by line of business were:

     SIX MONTHS ENDED JUNE 30
     ------------------------


                                  1998       1997    CHANGE
                                  ----       ----    ------


    Medical                   $5,005,800  4,154,500   +20.5%
    Legal                        668,400    554,400   +20.6%
                              ----------  ---------  ------
      Total                   $5,674,200  4,708,900   +20.5%


Salaried marketing representatives produced approximately 55% of medical malpractice and 90% of legal malpractice premiums written in the 1998 period. The remainder was written by brokers.

The State of Texas represents an important new market for Intermed Insurance Co., the Company's medical malpractice subsidiary. Premiums written in Texas through affiliated purchasing groups, were 32% of medical premiums written in the six months ended June 30, 1998 compared to 26% in the prior year period. Approximately 92% of legal premiums are written in the State of Missouri and 8% in Kansas.

Premiums ceded to reinsurers totaled $1.4 million in the six months ended June 30, 1998, an increase of $280,000 or approximately 25.3%. The increase was due to an increase in losses ceded under the Company's primary excess of loss treaty covering medical malpractice insurance which resulted in a corresponding increase in the cost of reinsurance.

Net premiums written in the 1998 period were $4.3 million, an increase of $685,300 or 19% over the six months ended June 30, 1997.

There was an increase of $584,500 in the UPR in the six months ended June 30, 1998 compared to an increase of $811,500 in the comparable period of 1997. This change was primarily due to an increase of $358,400 in the DD&R component of the UPR in the six months ended June 30, 1997 compared to an increase of $185,600 in the comparable period of 1998.

Net premiums earned in the six months of 1998 were $3.7 million, an increase of $912,300 or 32.7% over the prior year period.

Net investment income of $1.4 million in the first half of 1998 was $130,900 or approximately 10% higher than in the 1997 period. The improvement was attributable to the fact that the Company's portfolio was more fully-invested long-term in the 1998 period.

Losses and loss adjustment expenses totaled approximately $4.2 million in the six months ended June 30, 1998, an increase of approximately $1.7 million over the same period in 1997. The calendar year loss ratio in the 1998 period was 114% compared to 91% in the six months ended June 30, 1997. An increase in the severity of lossess experienced was the primary reason for the unfavorable experience in 1998. Expected loss ratios of 90% for medical and 82.5% for legal were utilized for the 1998 accident year.

General and administrative expenses were $1.6 million in the six months ended June 30, 1998 compared to $1.8 million in the comparable period in 1997. The expense ratio in the 1998 period was 27.3% compared to 37.8% in the six months ended June 30, 1997. The improvement was primarily due to the significant increase in premiums written in the 1998 period.

As a result of the foregoing, the Company reported a loss before income taxes of $669,400 in the first half of 1998 compared to a loss before income taxes of $248,200 in the prior year period. The net loss in the six months ended June 30, 1998 was $431,800 compared to a net loss of $152,100 in the six months ended June 30, 1997. There were income tax benefits of $237,600 in the 1998 period and $96,100 in the prior year period.

FINANCIAL CONDITION

ASSETS:

Total assets declined from $65.7 million at December 31, 1997 to $65.3 million at June 30, 1998, a decrease of $443,300 or less than 1%. Invested assets increased from $43.7 million to $46.9 million in the same period. Two agency bonds with par values of $2.5 million and $3.0 million were purchased in May with yields-to-maturity of 6.48% and 6.32%. There was an unrealized gain of $1.3 million in the portfolio at June 30, 1998 compared to $1.1 million at the prior year end. Yield-to-maturity of the investment portfolio at June 30, 1998 was 6.71%.

Cash balances decreased from $3.8 million at December 31, 1997 to $1.1 million at June 30, 1998 primarily due to the purchase of long-term bonds with a combined par value of $5.5 million. Cash balances are invested overnight at current yields ranging from 4.48% to 5.24%.

The reinsurance recoverable account decreased from $10.4 million at December 31, 1997 to $8.9 million at June 30, 1998 due to recoveries from reinsurers of $2.1 million in the six month period.

LIABILITIES:

Total liabilities were $44.7 million at the end of 1997 and $44.6 million at the end of the current reporting period. Reserves for losses and loss adjustment expenses decreased from $31.0 million at December 31, 1997 to $30.6 million at June 30, 1998. Changes in reserves are discussed more fully under RESULTS OF OPERATIONS.

The unearned premium reserve increased from $7.7 million at December 31, 1997 to $8.2 million at June 30, 1998. Reasons for the increase are discussed more fully under RESULTS OF OPERATIONS.

EQUITY:

There were no changes in the capital structure of the Company in the six months ended June 30, 1998. The accumulated deficit increased from $1.7 million at December 31, 1997 to $2.1 million at the end of the current reporting period due to the net loss of $431,800 during the six months ended June 30, 1998. Accumulated other comprehensive income increased from $709,100 at the prior year end to $836,900 at June 30, 1998 due to an increase in the market value of investments in the current period.

Stockholders' equity at June 30, 1998 was $20.7 million, a decrease of $304,000 during the six month period. Equity per share was $10.34 ($9.48 fully diluted).

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $342,100 in the six months ended June 30, 1998 compared to cash of $1.2 million used in operations in the same period of 1997. The $1.5 million improvement in cash flow was attributable to the following factors:


      $1,050,100    increase in premiums received
         395,100    reduction in payments to reinsurer
       2,093,700    increase in recoveries from reinsurers
         122,300    increase in interest received
        (128,400)   increase in general and administrative expenses paid
      (1,681,300)   increase in loss and loss adjustment expenses paid
        (335,100)   no FIT recovery in 1998 period
     -----------
      $1,516,400    improvement in cash flow from operations


As a result of cash position of $1.1 million at June 30, 1998 and short-term investments of $6.2 million, the Company anticipates that no bonds will have to be liquidated in the final six months of the year in order to meet unexpected cash calls.


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


                                 THE TENERE GROUP, INC.
                                 (Registrant)






August 12, 1998                  /s/    J D Williams
---------------                  -------------------------------
     Date                        Joseph D. Williams, CPA
                                 Vice President - Finance
                                 Chief Financial Officer and
                                 Principal Accounting Officer

                                 EXHIBIT INDEX



EXHIBIT
  NO.            DESCRIPTION
-------      --------------------

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

10.39 Employment Agreement dated May 7, 1998 between The Tenere Group, Inc. and Raymond A. Christy, M.D., President and Chief Executive Officer.

10.40 Employment Agreement dated May 7, 1998 between The Tenere Group, Inc. and Andrew K. Bennett, Vice President-Claims and General Counsel.

10.41 Employment Agreement dated May 7, 1998 between The Tenere Group, Inc. and Andrew C. Fischer, Vice President-Underwriting and Policy Services.

10.42 Employment Agreement dated May 7, 1998 between The Tenere Group, Inc. and Clifton R. Stepp, Vice President-Marketing.

10.43 Employment Agreement dated May 7, 1998 between The Tenere Group, Inc. and Joseph D. Williams, Vice President-Finance, Chief Financial Officer and Assistant Treasurer.

27           Financial Data Schedules