Form 10-Q
period 1998-09-30
TENERE GROUP INC
filed 1998-12-17
CIK 922887

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998

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

As of September 30, 1998 there were 1,999,774 shares of Common Stock, $.01 par value, issued and outstanding.

                             THE TENERE GROUP, INC.


PART I.    FINANCIAL INFORMATION

  ITEM 1.  Financial Statements (unaudited)

           Consolidated Balance Sheets -
           September 30, 1998 and December 31, 1997                      3

           Consolidated Statements of Operations -
           Three Months ended September 30, 1998 and 1997                4

           Consolidated Statements of Operations -
           Nine Months ended September 30, 1998 and 1997                 5

           Consolidated Statements of Stockholders' Equity
           and Comprehensive Income - Periods Ended
           December 31, 1997 and 1996 and September 30, 1998             6

           Consolidated Statements of Cash Flows
           Nine Months ended September 30, 1998 and 1997                 7

           Condensed Notes to Consolidated Financial Statements          8

  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          14

PART II.   OTHER INFORMATION

  ITEM 5.  Other Information                                            20

  ITEM 6.  Exhibits and Reports on Form 8-K                             20

SIGNATURES                                                              20

EXHIBIT INDEX                                                           21


                         PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997




                                                                                      UNAUDITED
                           Assets                                                        1998           1997
                           ------                                                       ------         ------
Investments:
  Bonds held available for sale, at fair value (amortized cost -
   $37,604,144 in 1998; $39,863,330 in 1997)                                       $  39,761,871     40,930,956
  Common stock, at fair value                                                             13,643          7,057
  Short-term investments, at cost which approximates fair value                        8,686,500      2,788,476
                                                                                   -------------   ------------

   Total investments                                                                  48,462,014     43,726,489


Cash                                                                                     713,693      3,761,457
Premiums receivable                                                                    3,412,742      3,124,660
Reinsurance recoverable                                                               10,686,262     10,413,593
Ceded unearned premiums                                                                  239,423        369,727
Accrued investment income                                                                593,767        674,843
Deferred policy acquisition costs                                                        207,129        183,253
Deferred income taxes                                                                  2,826,263      2,304,087
Income taxes recoverable                                                                 300,000        300,000
Other                                                                                    716,859        867,543
                                                                                   -------------   ------------

   Total assets                                                                    $  68,158,152     65,725,652
                                                                                   =============   ============



         Liabilities and Stockholders' Equity
         ------------------------------------

Liabilities:
  Reserves for losses and loss adjustment expenses                                 $  34,099,394     31,030,412
  Unearned premium reserve                                                             7,876,170      7,717,308
  Reinsurance premiums payable                                                         4,949,193      4,435,317
  Other                                                                                1,321,238      1,563,056
                                                                                   -------------   ------------

   Total liabilities                                                                  48,245,995     44,746,093

Stockholders' equity:
  Common stock, $.01 par value; 7,000,000 shares authorized;
   1,999,774 shares issued and outstanding                                                19,998         19,998
  Contributed capital                                                                 21,940,828     21,940,828
  Accumulated deficit                                                                 (3,481,586)    (1,690,370)
  Accumulated other comprehensive income, net of tax                                   1,432,917        709,103
                                                                                   -------------   ------------


   Total stockholders' equity                                                         19,912,157     20,979,559
                                                                                   -------------   ------------
   Total liabilities and                                                           $  68,158,152     65,725,652
                                                                                   =============   ============


            See condensed notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Nine Months Ended September 30, 1998 and 1997

                                   UNAUDITED


                                                             1998                    1997
                                                            ------                  ------
Revenues:
  Direct premiums written                              $  8,261,356                8,330,362
  Premiums ceded to reinsurers                           (2,988,987)              (2,308,816)
                                                       ------------             ------------
    Net premiums written                                  5,272,369                6,021,546
  Increase in unearned premium reserve                     (289,166)              (1,780,186)
                                                       ------------             ------------

    Net premiums earned                                   4,983,203                4,241,360

  Net investment income                                   2,150,088                1,936,459
  Net realized investment gains                              61,320                        -
                                                       ------------             ------------

    Total revenues                                        7,194,611                6,177,819


Losses and expenses:
  Losses and loss adjustment expenses                     7,525,589                2,861,880
  General and administrative expenses                     2,355,287                2,883,434
                                                       ------------             ------------

    Total losses and expenses                             9,880,876                5,745,314
                                                       ------------             ------------

    (Loss) income before income taxes                    (2,686,265)                 432,505
    Income tax benefit (expense)                            895,049                 (204,356)
                                                       ------------             ------------

    Net (loss) income                                  $ (1,791,216)                 228,149
                                                       ============             ============

    Basic net (loss) income per share                  $      (0.90)                    0.11
                                                       ============             ============

    Diluted net (loss) income per share                $      (0.90)                    0.10
                                                       ============             ============

            See condensed notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1998 and 1997

                                   UNAUDITED
                                                                      1998                     1997
                                                                     ------                   ------
Revenues:
  Direct premiums written                                        $  2,587,157                3,621,439
  Premiums ceded to reinsurers                                     (1,602,756)              (1,202,572)
                                                                 ------------             ------------
    Net premiums written                                              984,401                2,418,867
  Increase in unearned premium reserve                                295,298                 (968,677)
                                                                 ------------             ------------

    Net premiums earned                                             1,279,699                1,450,190

  Net investment income                                               733,530                  650,763
  Net realized investment gains                                        63,524                      -
                                                                 ------------             ------------

    Total revenues                                                  2,076,753                2,100,953


Losses and expenses:
  Losses and loss adjustment expenses                               3,289,450                  351,361
  General and administrative expenses                                 804,164                1,104,923
                                                                 ------------             ------------

    Total losses and expenses                                       4,093,614                1,420,284
                                                                 ------------             ------------

    (Loss) income before income taxes                              (2,016,861)                 680,669
    Income tax benefit (expense)                                      657,458                 (300,415)
                                                                 ------------             ------------

    Net (loss) income                                            $ (1,359,403)                 380,254
                                                                 ============             ============

    Basic net (loss) income per share                            $      (0.68)                    0.19
                                                                 ============             ============

    Diluted net (loss) income per share                          $      (0.68)                    0.17
                                                                 ============             ============

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
               September 30, 1998 and December 31, 1997 and 1996


                                   UNAUDITED


                                                                                      Retained         Accumulated
                                                                                     earnings/          other
                                                     Common      Contributed       (accumulated      comprehensive
                                                      stock        capital           deficit)           income            Total
                                                   ----------   --------------    --------------    ---------------    -----------
Balance at December 31, 1995                       $   19,998        21,940,828        2,196,890         379,562        24,537,278

Comprehensive loss
 Net loss                                                                             (2,934,486)                       (2,934,486)
 Other comprehensive loss, net of tax
  Net unrealized investment loss                                                                        (213,089)         (213,089)

 Total comprehensive loss                                                                                               (3,147,575)


                                                   ----------      ------------     -------------    -----------       ------------

Balance at December 31, 1996                           19,998        21,940,828         (737,596)        166,473        21,389,703

Comprehensive loss
 Net loss                                                                               (952,774)                         (952,774)
 Other comprehensive income, net of tax
  Net unrealized investment gain                                                                         542,630           542,630

 Total comprehensive loss

                                                   ----------      ------------     -------------    -----------       ------------

Balance at December 31, 1997                           19,998        21,940,828       (1,690,370)        709,103        20,979,559

Comprehensive loss
 Net loss                                                                             (1,791,216)                       (1,791,216)
 Other comprehensive income, net of tax
  Unrealized investment gain, net of
   reclassification adjustment                                                                           723,814           723,814

  Total comprehensive loss

                                                   ----------      ------------     -------------    -----------       ------------

Balance at September 30, 1998                      $   19,998        21,940,828       (3,481,586)      1,432,917        19,912,157
                                                   ==========      ============     =============    ===========       ============

Disclosure of reclassification amount
  Unrealized holding gains arising during the period                                                 $   785,134
  Less: reclassification adjustment for net realized gains included in net loss                          (61,320)
                                                                                                     -----------
  Unrealized gain on securities                                                                      $   723,814
                                                                                                     ===========


                                                                     Comprehensive
                                                                        income
                                                                     -------------

Balance at December 31, 1995

Comprehensive loss
 Net loss                                                             (2,934,486)
 Other comprehensive loss, net of tax
  Net unrealized investment loss                                        (213,089)
                                                                    ------------
 Total comprehensive loss                                             (3,147,575)
                                                                    ============

Balance at December 31, 1996

Comprehensive loss
 Net loss                                                               (952,774)
 Other comprehensive income, net of tax
  Net unrealized investment gain                                         542,630
                                                                    ------------
 Total comprehensive loss                                               (410,144)
                                                                    ============

Balance at December 31, 1997

Comprehensive loss
 Net loss                                                             (1,791,216)
 Other comprehensive income, net of tax
  Unrealized investment gain, net of
   reclassification adjustment                                           723,814
                                                                    ------------
  Total comprehensive loss                                            (1,067,402)
                                                                    ============



            See condensed notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1998 and 1997


                                   UNAUDITED

                                                                                                     1998                 1997
                                                                                               ---------------      ----------------
Cash flows from operating activities
  Premiums received from policyholders                                                         $   7,967,870            6,966,187
  Premiums paid to reinsurers                                                                     (2,431,560)          (2,524,828)
  Recoveries received from reinsurers                                                              2,997,482              415,573
  Losses and loss adjustment expenses paid                                                        (7,726,539)          (7,693,483)
  Commissions paid                                                                                  (328,540)            (173,011)
  Cash paid to suppliers and employees                                                            (2,286,042)          (2,040,825)
  Interest received                                                                                2,360,424            2,177,812
  Income taxes received                                                                                  -                335,089
                                                                                               -------------        -------------

    Net cash provided by (used in) operating activities                                              553,095           (2,537,486)

Cash flows from investing activities:
  Maturity of bonds available for sale                                                            10,250,000            1,450,000
  Sale of bonds available for sale                                                                 4,569,164                  -
  Redemption on stock rights                                                                             -                     56
  Purchase of bonds available for sale                                                           (12,495,207)          (5,014,094)
  Purchase of furniture and equipment                                                                (26,792)             (43,108)
                                                                                               -------------        -------------

    Net cash from (used in) investing activities                                                   2,297,165           (3,607,146)

  Net increase (decrease) in cash and short-term investments                                       2,850,260           (6,144,632)

    Cash and short-term investments at beginning of period                                         6,549,933           16,935,122
                                                                                               -------------        -------------

    Cash and short-term investments at end of period                                           $   9,400,193           10,790,490
                                                                                               =============        =============

Reconciliation of net (loss) income to net cash provided by (used in) operating activities
  Net (loss) income                                                                            $  (1,791,216)             228,149
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
    Net realized investment gains                                                                    (61,320)                 -
    Depreciation and amortization expense                                                             96,984              123,248
    Net change in deferred acquisition costs                                                         (23,876)             (80,743)
    Deferred income tax benefit                                                                     (895,049)            (160,258)
    Net amortization of discount on bonds                                                             (3,451)              40,824
    Change in operating assets and liabilities
     Premiums receivable                                                                            (288,082)          (1,269,633)
     Reinsurance balances                                                                            371,511              360,143
     Accrued investment income                                                                        81,076               69,233
     Income taxes recoverable                                                                            -                699,703
     Other assets                                                                                     80,491               60,530
     Reserve for losses and loss adjustment expenses                                               3,068,982           (4,857,225)
     Unearned premium reserve                                                                        158,862            1,708,679
     Other liabilities                                                                              (241,817)             539,864
                                                                                               -------------        -------------

     Net cash provided by (used in) operating activities                                       $     553,095           (2,537,486)
                                                                                               =============        =============


            See condensed notes to consolidated financial statements

                             THE TENERE GROUP, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been made. Such adjustments consisted of only normal recurring items. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results which may occur for the full year. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1997 Annual Report.

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

(2)  INVESTMENTS

      The amortized cost and estimated fair values of investments in bonds and common stock as of September 30, 1998 and December 31, 1997 are presented below. The estimated fair values presented in this footnote were determined using quoted market prices, where available, or independent pricing services.

                                              Gross       Gross     Estimated
                                Amortized   unrealized  unrealized    fair
Type of Investment             cost basis     gains       losses      value
------------------             ----------   ----------  ----------  ---------
September 30, 1998
Bonds:
  United States government,
    government agencies and   $34,588,337    2,033,110       -      36,621,447
    authorities

Corporate                       3,015,807      124,617       -       3,140,424
                              -----------    ---------   ---------  ----------
      Total bonds              37,604,144    2,157,727       -      39,761,871

Common stock                          284       13,359       -          13,643
Short-term investments          8,686,500            -       -       8,686,500
                              -----------    ---------   ---------  ----------
      Total investments       $46,290,928    2,171,086       -      48,462,014
                              ===========    =========   =========  ==========

                                              Gross       Gross     Estimated
                                Amortized   unrealized  unrealized    fair
Type of Investment             cost basis     gains       losses      value
------------------             ----------   ----------  ----------  ---------
December 31, 1997
Bonds:
  United State government,
    government agencies and    $38,003,757   1,012,229     (7,020)  39,008,966
    authorities
  State municipalities and
    political subdivisions       1,859,573      62,417          -    1,921,990
                               -----------   ---------   --------   ----------
      Total bonds               39,863,330   1,074,646     (7,020)  40,930,956
  Common stock                         284       6,773          -        7,057
  Short-term investments         2,788,476           -          -    2,788,476
                               -----------   ---------   --------   ----------
      Total investments        $42,652,090   1,081,419     (7,020)  43,726,489
                               ===========   =========   ========   ==========

The amortized cost and estimated fair value of investments in bonds at September 30, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                             Estimated
                                               Amortized        fair
                                              cost basis       value
                                              ----------       -----
Due after one year through five years         $16,374,478    17,012,549
Due after five years through ten years         21,229,666    22,749,322
                                              -----------    ----------
                                              $37,604,144    39,761,871
                                              ===========    ==========

Proceeds from sales of available for sale securities for the nine months ended September 30, 1998 were $4,569,164. Gross gains and losses on those sales were $44,789 and $2,204 in 1998, respectively.

Net investment income for the nine months ended September 30, 1998 and 1997 is comprised of the following:

                                             September 30,   September 30,
                                                 1998            1997
                                              -----------    -------------
Investment income:
  Interest on short-term investments          $   336,067        639,047
  Interest on bonds                             1,943,731      1,428,707
                                              -----------    -----------
    Gross investment income                     2,279,798      2,067,754
    Investment expenses                          (129,710)      (131,295)
                                              -----------    -----------
    Net investment income                     $ 2,150,088      1,936,459
                                              ===========    ===========

      Bonds with an estimated fair value of $1,944,283 at September 30, 1998 and $1,878,081 at December 31, 1997 were on deposit with the Missouri Department of Insurance.

      The net changes in unrealized investment gains (losses) in the nine months ended September 30, 1998 and 1997 are as follows:

                                              September 30,    September 30,
                                                  1998             1997
                                              -------------    ------------
         Net unrealized investment gains      $  1,096,687         311,497
         Federal income tax expense at 34%        (372,873)       (105,908)
                                              ------------     -----------
         Net unrealized investment gains      $    723,814         205,589
                                              ============     ===========

(3)  RESERVE FOR LOSSES AND LOSS
     ADJUSTMENT EXPENSES AND REINSURANCE

      A summary of the reserves for losses and loss adjustment expenses follows:

                                              September 30,  December 31,
                                                  1998           1997
                                              -------------  ------------
Undiscounted reserves for losses and loss
  adjustment expenses                         $ 34,621,635     31,990,412
Less discount                                     (522,241)      (960,000)
                                              ------------   ------------
Discounted reserves for losses and loss
  adjustment expenses                         $ 34,099,394     31,030,412
                                              ============   ============

Following is the activity in the reserves
for losses and loss adjustment expenses:
                                              September 30,  September 30,
                                                  1998           1997
                                              -------------  -------------
Balance at January 1                           $31,030,412     32,887,407
Less reinsurance recoverable on reserves for
losses and loss adjustment expenses             (9,950,512)    (7,099,463)
                                              ------------   ------------
                                                21,079,900     25,787,944
                                              ------------   ------------
Incurred related to:
  Current year                                   6,177,648      4,566,620
  Prior year                                     1,347,941     (1,704,740)
                                              ------------   ------------
    Total incurred                               7,525,589      2,861,880
                                              ------------   ------------
Paid related to:
  Current year                                     293,957        359,378
  Prior year                                     4,823,539      6,751,834
                                              ------------   ------------
    Total paid                                   5,117,496      7,111,212
                                              ------------   ------------
Net balance at September 30                     23,487,993     21,538,612
Plus reinsurance recoverable on reserves for
  losses and loss adjustment expenses           10,611,401      6,491,570
                                              ------------   ------------
Balance at September 30                        $34,099,394     28,030,182
                                              ============   ============

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

Reserves were discounted by 2% and 1% in the financial statements for the periods ended December 31, 1997 and September 30, 1998, respectively. As directed by the Missouri Department of Insurance, the discount will be completely eliminated after December 31, 1998.

Premiums and losses related to reinsurance amounts for the nine months ended September 30, 1998 and 1997 are summarized as follows:

                                           September 30,   September 30,
                                               1998            1997
                                               ----            ----
      Ceded premiums written                 $2,988,987      2,308,816
                                             ==========     ==========
      Ceded premiums earned                  $2,752,514      2,283,985
                                             ==========     ==========
      Ceded losses and loss
        adjustment expenses (benefit)        $3,270,151        (25,620)
                                             ==========     ==========

(4)  FEDERAL INCOME TAXES

      The Company files a consolidated federal income tax return. Income tax expense (benefit) varies from the amount which would be provided by applying the federal income tax rates to income (loss) before income taxes. The following reconciles the expected provision for income tax expense (benefit) using the federal statutory tax rate of 34% to the provision for income tax expense (benefit) reported herein for the nine months ended September 30, 1998 and 1997:

                                           September 30,   September 30,
                                               1998            1997
                                               ----            ----
      Expected tax (benefit) expense
        using statutory rates                $ (913,330)       147,052
      Other, net                                 18,281         57,304
                                             ----------       --------
        Income tax (benefit) expense         $ (895,049)       204,356
                                             ==========       ========

      Income taxes consist of the following at September 30:

                                           September 30,   September 30,
                                               1998            1997
                                               ----            ----
      Current expense                        $        -        364,614

      Deferred benefit                         (895,049)      (160,258)
                                             ----------       --------
        Income tax (benefit) expense         $ (895,049)       204,356
                                             ==========       ========

      Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. The sources of these differences and the tax effect of each are as follows:

                                               September 30,   September 30,
                                                   1998            1997
                                                   ----            ----
      Losses and loss adjustment expenses
        incurred for financial reporting
        purposes but not deductible for
        tax purposes                            $  (266,446)         61,670
      Unearned premiums not deductible
        for tax purposes                            (20,142)       (120,817)
      Deferred compensation                            -           (102,642)
      Deferred retirement benefit                   (14,583)       (100,623)
      Net operating loss carryforward              (481,944)        105,163
      Other, net                                   (111,934)         (3,009)
                                                -----------      ----------
        Deferred tax benefit                    $  (895,049)       (160,258)
                                                ===========      ==========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998 and December 31, 1997 are presented below:


                                                September 30,    December 31,
                                                    1998            1997
                                                    ----            ----
      Deferred tax assets:
        Discounted unpaid loss reserves         $ 1,346,494       1,080,048
        Discounted unearned premium reserves        519,298         499,158
        Deferred compensation                       191,042         191,042
        Deferred retirement benefit                 215,829         201,246
        Deferred commissions payable                 44,224          47,465
        Net operating loss carryforward           1,597,368       1,115,423
                                                -----------      ----------
          Total gross deferred tax assets         3,914,255       3,134,382
          Less valuation allowance                 (279,400)       (390,400)
                                                -----------      ----------
          Net deferred tax assets                 3,634,855       2,743,982
      Deferred tax liabilities:
        Investments adjusted to market value       (738,168)       (365,295)
        Deferred acquistion costs                   (70,424)        (62,306)
        Other                                          -            (12,294)
                                                -----------      ----------
          Total gross deferred tax liabilities     (808,592)       (439,895)
                                                -----------      ----------
          Net deferred tax asset                $ 2,826,263       2,304,087
                                                ===========      ==========

      The valuation allowance for deferred tax assets at September 30, 1998 was $279,400. Based on the Company's historical earnings, future expectations of adjusted taxable income, its ability to change its investment strategy, as well as reversing gross deferred tax liabilities, management believes it is more likely than not that the Company will fully realize the gross deferred tax assets less the valuation allowance. However, there can be no assurances that the Company will generate the necessary adjusted taxable income in any future period.

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

      Reconciliations of statutory net (loss) income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements for the nine months ended September 30, 1998 and 1997 are as follows:

                                                September 30,     September 30,
                                                    1998              1997
                                                    ----              ----
      Net (loss) income of
        insurance subsidiaries                  $ (2,543,102)       658,544

      Increase (decrease):
        Deferred policy acquisition costs             23,876         80,743
        Deferred income taxes                        895,049        160,258
        Deferred compensation                           -          (301,887)
        Deferred retirement benefit                  (42,891)      (295,951)
        Other adjustments, net                      (124,148)       (73,558)
                                                ------------      ---------
      Net (loss) income as reported herein      $ (1,791,216)       228,149
                                                ============      =========

      Reconciliations of statutory capital and surplus, as determined using statutory accounting principles, to stockholders' equity included in the accompanying consolidated financial statements at September 30, 1998 and December 31, 1997 are as follows:


                                                September 30,     December 31,
                                                    1998             1997
                                                    ----             ----
       Statutory capital and surplus of
         Intermed Insurance Company              $15,262,440     17,830,404
       Increase (decrease)
         Deferred policy acquisition costs           207,129        183,253
         Deferred income taxes                     2,826,264      2,304,087
         Net unrealized gain (loss)
           on investments booked at market         2,157,727      1,067,627
         Deferred compensation                      (561,887)      (561,887)
         Accrued retirement                         (634,792)      (591,901)
         Non-admitted assets and other
           adjustments, net                          655,276        747,976
                                                 -----------     ----------
       Stockholders' equity as reported herein   $19,912,157     20,979,559
                                                 ===========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses the Company's financial condition at September 30, 1998 and results of operations for the three and nine months ended September 30, 1998 and 1997.

RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------

Direct premiums written in the three months ended September 30, 1998 were $2.6 million, a decrease of approximately $1.0 million or 28.6% from the corresponding period in 1997. Results by product were:

                                       THREE MONTHS ENDED
                           SEPTEMBER 30, 1998   SEPTEMBER 30, 1997   CHANGE
                          --------------------  ------------------   ------
     Medical malpractice  $          2,239,900           3,372,300   -33.6%
     Legal malpractice                 347,300             249,100   +39.4%
                          --------------------  ------------------   -----
     Total                $          2,587,200           3,621,400   -28.6%


Legal malpractice premiums written in the three months ended September 30, 1998 were 39.4% ahead of the prior year period while medical malpractice premiums written were 33.6% below the 1997 period. The decline in medical malpractice premiums written occurred primarily in the State of Missouri where the Company continues to encounter fierce rate competition. Medical malpractice production by state was:


                                       THREE MONTHS ENDED
                           SEPTEMBER 30, 1998   SEPTEMBER 30, 1997   CHANGE
                          --------------------  ------------------   ------
     Missouri             $          1,487,700           2,577,200   -42.3%
     Kansas                             84,000              31,200  +169.2%
     Texas                             668,200             763,900   -12.5%
                          --------------------  ------------------  ------
     Total                $          2,239,900           3,372,300   -33.6%
                          ====================  ==================  ======

Premiums ceded to reinsurers increased from $1.2 million in the three months ended September 30, 1997 to $1.6 million in the current quarter. The increase between periods was due to an increase in losses ceded to reinsurers.

Net premiums written declined from $2.4 million in the three months ended September 30, 1997 to $984,400 in the 1998 period due to (a) the decrease in direct premiums written and (b) the increase in premiums ceded to reinsurers discussed above.

There was a decrease of $295,300 in the unearned premium reserve in the three months ended September 30, 1998 compared to an increase of $968,700 in the prior year period. The change between periods was due to the decrease in direct premiums written in the 1998 period as discussed above.

There was a decrease of $170,500 in premiums earned in the three months ended September 30, 1998 compared to the same period of 1997 due to (a) the decrease in premiums written and (b) the significant increase in premiums ceded to reinsurers.

Net investment income in the three months ended September 30, 1998 was $733,500, an increase of $82,800 or approximately 13.0% over the comparable quarter of 1997. The increase was primarily due to having a larger percentage of the portfolio invested long-term in the 1998 period than in the prior year period.

Net realized investment gains of $63,500 in the current quarter were from sales and calls of long-term bonds.

Total revenues were $2.1 million in the three months ended September 30, 1998, level with the prior year period.

Losses and loss adjustment expenses totaled $3.3 million in the three months ended September 30, 1998 compared to $315,400 in the comparable prior year period. The 1997 period included a significant reduction in reserves for prior accident years recommended by the Company's new consulting actuary. The direct 1998 accident year loss ratio was 104.6%. The net 1998 calendar year loss ratio was 257.0%. The Company continues to experience high severity and there was a significant increase in frequency in the 1998 period.

General and administrative expenses were $804,200 in the three months ended September 30, 1998 compared to $1.1 million in the three months ended September 30, 1997. The 1997 period included accruals of $296,000 for post-retirement benefits for the Board of Directors, compared to approximately $8,600 in the third quarter of 1998. The expense ratio for the three months ended September 30, 1998 was 31.1% compared to 30.5% in the 1997 period due to the decline in premiums written in the 1998 period.

The loss before income taxes in the three months ended September 30, 1998 was $2.0 million compared to income before income taxes of $680,700 in the comparable period of 1997. The 1997 period benefited from reserve adjustments as discussed above.

There was a benefit from income taxes of $657,500 in the 1998 period compared to an expense of $300,400 in the 1997 period.

The net loss in the three months ended September 30, 1998 was $1,359,400 or $.68 per share compared to net income of $380,300 or $.19 per share in the prior year period ($.17 per diluted share).

RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Direct premiums written were $8.3 million in the nine months ended September 30, 1998, a decrease of $69,000 or less than 1% from the comparable prior year period. Results by product were:

                                     NINE MONTHS ENDED
                           SEPTEMBER 30, 1998   SEPTEMBER 30, 1997   CHANGE
                          --------------------  ------------------   ------
     Medical malpractice  $          7,245,700           7,526,900    -3.7%
     Legal malpractice               1,015,700             803,500   +26.4%
                          --------------------  ------------------   -----
     Total                $          8,261,400           8,330,400    -0.8%


Legal malpractice premiums written in the nine months ended September 30, 1998 were 26.4% above the prior year period while medical malpractice premiums written showed a decline of 3.7%. The decline in medical malpractice premiums written occurred in the State of Missouri where the Company continues to encounter fierce rate competition. Medical malpractice production by state was:

                                     NINE MONTHS ENDED
                           SEPTEMBER 30, 1998   SEPTEMBER 30, 1997    CHANGE
                          --------------------  ------------------    ------
     Missouri             $          4,836,000           5,636,300    -14.2%
     Kansas                            147,000              66,900   +119.7%
     Texas                           2,262,700           1,823,700    +24.1%
                          --------------------  ------------------   ------
     Total                $          7,245,700           7,526,900     -3.7%


Premiums ceded to reinsurers in the nine months ended September 30, 1998 were $3.0 million, $680,200 higher than the prior year period. The increase was primarily attributable to an increase in losses ceded to reinsurers in the current period.

There was a $289,200 increase in the unearned premium reserve (UPR) in the nine months ended September 30, 1998 compared to an increase of $1.8 million in the nine months ended September 30, 1997.

Due primarily to a smaller increase in the unearned premium reserve, net premiums earned in the 1998 period were $741,800 higher than in the comparable period of 1997.

Net investment income in the nine months ended September 30, 1998 was $2.2 million, an increase of $213,600 or 11.0% compared to the prior year period. The primary reason for the increase was due to having a larger percentage of the portfolio invested long-term in the 1998 period.

The net realized investment gain of $61,300 in the 1998 period was from sales and calls of several long-term bonds.

Due to the increases in net premiums earned and investment income and to the net realized investment gain discussed above, total revenues in the nine months ended September 30, 1998 were $7.2 million, an increase of $1.0 million or 16.5% higher than in the comparable period of 1997.

Losses and loss adjustment expenses totaled $7.5 million in the nine months ended September 30, 1998, $4.7 million higher than in the same period of 1997. The direct 1998 accident year loss ratio was 104.6%. The period ended September 30, 1997 reflected favorable adjustments to prior accident year loss reserves and there were no corresponding adjustments in the 1998 period. The net 1998 calendar loss ratio was 151.0%. The Company continues to experience high severity and there was a significant increase in frequency in the 1998 period.

General and administrative expenses totaled $2.4 million in the nine months ended September 30, 1998, a decrease of $528,100 or 18.3% from the prior year period. The 1997 period included an accrual of $597,800 for the post-retirement benefits of the Board of Directors and the Chief Executive Officer compared to $42,900 in 1998. The expense ratio for the nine months ended September 30, 1998 was 28.5% compared to 34.6% in the 1997 period.

Due primarily to the significant increase in losses and loss adjustment expenses in the 1998 period, there was a loss before income taxes of approximately $2.7 million compared to income before income taxes of $432,500 in the same period of 1997.

The 1998 period had an income tax benefit of $895,000 which resulted in a net loss of $1.8 million or $.90 per share. In the comparable period of 1997, there was an income tax expense of $204,400 which resulted in net income of $228,100 or $.11 per share ($.10 per diluted share).

FINANCIAL CONDITION

ASSETS:

Total assets at September 30, 1998 were $68.2 million, an increase of $2.4 million over the prior year end. Significant changes in asset categories are discussed below:

- The investment portfolio increased from $43.7 million at December 31, 1997 to $48.5 million at September 30, 1998, an increase of $4.7 million or 10.8%. The increase was due to (a) the transfer of approximately $3.0 million from the cash account and (b) a $1.1 million increase in the market value of bonds during the first nine months of 1998. There was an unrealized gain of $2.2 million in the bond portfolio at September 30, 1998 compared to $1.1 million at December 31, 1997. Short-term investments totaled $8.7 million at September 30, 1998 compared to $2.8 million at the prior year end, an increase of $5.9 million. The increase was due to the call in August of two bonds with par values of $3.0 million. $3.0 mil-lion was reinvested long-term in September but the remaining $3.0 million remains invested in short-term securities until long-term rates improve above current levels. The current target for short-term investments is 10% of the investment portfolio or $5 million.

- There was a $3.0 million decrease in cash from December 31, 1997 to September 30, 1998 due to the transfer to the investment account discussed above. The cash balance of $3.8 million at December 31, 1997 was unusually high due to several year-end transactions. The excess cash was subsequently transferred to the investment account. Cash balances are invested overnight.

- The increase in premiums receivable at September 30, 1998 over the prior year end was due to the significant percentage of annual renewals that take place during the third quarter of each year, many of which involve monthly and quarterly premium plans.

- Reinsurance recoverable from reinsurers increased from $10.4 million at December 31, 1997 to $10.7 million at September 30, 1998 due to an increase in ceded losses during the nine months ended September 30, 1998.

- Deferred income taxes increased from $2.3 million at the prior year end to approximately $2.8 million at September 30, 1998 due primarily to an increase of $477,200 in the net operating loss carryforward.

LIABILITIES:

Total liabilities increased from $44.7 million at December 31, 1997 to $48.2 million at September 30, 1998, an increase of $3.5 million or approximately 8.0%. Significant variances in liability accounts are discussed below:

- Reserves for losses and loss adjustment expenses increased $3.1 million or approximately 10.0% in the nine months ended September 30, 1998, from $31.0 million at December 31, 1997 to $34.1 million. Changes in total reserves are summarized below:

        $31,030,400   Discounted loss and loss adjustment expense reserves at
                      December 31, 1997.
        +   901,700   Impact of change in discount rate.
        - 7,745,700   Indemnity and expense payments during nine months ended
                      September 30, 1998.
        + 2,081,600   Increase in loss and loss adjustment expense reserve for
                      prior accident years.
        + 7,831,400   Reserves established for accident year 1998.
        -----------
        $34,099,400   Discounted loss and loss adjustment expense reserves at
                      September 30, 1998.

 The discount rate has been reduced from 2% to 1% during the nine months ended September 30, 1998.

- The unearned premium reserve (UPR) increased $158,900 or 2.1% from $7.7 million at December 31, 1997 to $7.9 million at September 30, 1998.
EQUITY:

Total stockholders' equity decreased from approximately $21.0 million at December 31, 1997 to $19.9 million at September 30, 1998. The $1.1 million decline was due to the following factors:

       $(1,791,200)  net loss from operations
           723,800   increase in unrealized investment gains, net of
                       income taxes.
       -----------
       $(1,067,400)  decrease in stockholders' equity.


Book value of the Company's common stock at September 30, 1998 was $9.96 per share, $9.13 per diluted share.

There were no changes in the capital structure of the Company in the nine months ended September 30, 1998. The accumulated deficit increased from $1.7 million at December 31, 1997 to approximately $3.5 million at September 30, 1998 due to the net loss of $1.8 million during the nine month period then ended. Accumulated other comprehensive income increased from $709,100 to $1.4 million over the same period due to the increase in unrealized gains in the investment portfolio, net of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

There was a positive cash flow from operations of $553,100 in the nine months ended September 30, 1998 compared to a negative cash flow of $2.5 million in the comparable period of 1997. The $3.1 million improvement was attributable to the following factors:

       +$1,001,700   increase in premium receipts
       + 2,581,900   increase in recoveries from reinsurers
       +    93,300   decrease in payments to reinsurers
       +   182,600   increase in investment income received
       -    33,100   increase in loss and LAE payments
       -   400,700   increase in commissions and other general and
                       administrative expenses
       -   335,100   no FIT recoveries in 1998 period
       -----------
       +$3,090,600   improvement in cash flow from operations

The cash position of $713,700 and short-term investments of $8.7 million at September 30, 1998 provide reasonable assurance regarding the adequacy of the Company's current and foreseeable liquidity.

YEAR 2000

The Company has completed the assessment phase of is Year 2000 information systems initiative and has completed 85% of the remediation phase. All remediation and testing should be completed by year end. The cost of the assessment, remediation and testing of the information systems has been immaterial and no future material expenditures are anticipated. Expenses have been charged to current operations as incurred.

The Company has commenced a program of communication with all policyholders. A newsletter advising physicians and dentists of the Year 2000 problem and steps necessary to reduce the possibility of lawsuits was issued in October, 1998. A similar letter will be issued to lawyers prior to the end of the year.


PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

          On October 2, 1998 the Company signed a definitive agreement with Florida Physicians Insurance Company (FPIC) under which FPIC will acquire The Tenere Group, Inc. The closing is anticipated to take place in January, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:  See Exhibit Index

          (b)  Reports on Form 8-K:  None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  THE TENERE GROUP, INC.
                                  (Registrant)




December 15, 1998                 /s/    J D Williams
-----------------                 -------------------------------
      Date                        Joseph D. Williams, CPA
                                  Vice President - Finance
                                  Chief Financial Officer and

                                     Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
NO.                                    DESCRIPTION
---                                    -----------
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

10.34        Reinsurance Cover Note: 97/1146/RM to Medical Practitioners'
             Liability Combined Reinsurance Contract (formerly the Primary
             Excess of Loss Reinsurance Contract), effective October 1, 1997, by and between Intermed Insurance Company and Certain Reinsurers of
             Lloyd's of London, filed as Exhibit 10.34 to the Registrant's
             Annual Report on Form 10-K for the year ended De-



             cember 31, 1997, is incorporated herein by reference.

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

10.39        Employment Agreement dated May 7, 1998 between The Tenere Group,
             Inc. and Raymond A. Christy, M.D., President and Chief Executive
             Officer, filed as Exhibit 10.39 to the Registrant's Quarterly
             Report on Form 10-Q for the six months ended June 30, 1998, is incorporated herein by reference.

10.40        Employment Agreement dated May 7, 1998 between The Tenere Group,
             Inc. and Andrew K. Bennett, Vice President-Claims and General
             Counsel, filed as Exhibit 10.40 to the Registrant's Quarterly
             Report on Form 10-Q for the six months ended June 30, 1998, is incorporated herein by reference.

10.41        Employment Agreement dated May 7, 1998 between The Tenere Group,
             Inc. and Andrew C. Fischer, Vice President-Underwriting and Policy
             Services, filed as Exhibit 10.41 to the Registrant's Quarterly
             Report on Form 10-Q for the six months ended June 30, 1998, is incorporated herein by reference.

10.42        Employment Agreement dated May 7, 1998 between The Tenere Group,
             Inc. and Clifton R. Stepp, Vice President-Marketing, filed as
             Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1998, is incorporated herein by reference.

10.43        Employment Agreement dated May 7, 1998 between The Tenere Group,
             Inc. and Joseph D. Williams, Vice President-Finance, Chief
             Financial Officer and Assistant Treasurer, filed as Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1998, is incorporated herein by reference.

27           Financial Data Schedules
